Form 10-Q
period 1996-06-30
THERMATRIX INC
filed 1996-08-14
CIK 929473

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q



 x   Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange
- ---  Act of 1934
     For the quarterly period ended June 30, 1996.

     Transition report pursuant to Section 13 or 15(d) of the Securities
- ---  Exchange Act of 1934
     For the transition period from ________ to ________.

                            COMMISSION FILE NUMBER
                                    0-20819


                                THERMATRIX INC.
             (Exact name of registrant as specified in its charter)

               DELAWARE                           94-2958515
     (State or other jurisdiction of            (IRS Employer
     incorporation or organization)          Identification Number)

                          101 METRO DRIVE, SUITE 248
                          SAN JOSE, CALIFORNIA  95110
                   (Address of principal executive offices)

                                (408) 453-0490
             (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days:

                    Yes                  No     X
                        ---------           ----------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

               Class                          Outstanding at June 30, 1996
               -----                          ----------------------------
          Common stock, $.001 par value                 7,427,030

                                THERMATRIX INC.

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "Certain Business Considerations" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in, or incorporated by reference into, this report.


                               TABLE OF CONTENTS



PART I.                                FINANCIAL INFORMATION                            PAGE
                                                                                        ----

Item 1.       Financial Statements...................................................      3

              Condensed Consolidated Balance Sheets..................................      3

              Condensed Consolidated Statements of Operations........................      4

              Condensed Consolidated Statements of Cash Flows........................      5

              Notes to Condensed Consolidated Financial Statements...................      6

Item 2.       Management's Discussion and Analysis of Financial Condition and Results
              of Operations..........................................................      7

PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings......................................................     14

Item 2.       Changes in Securities..................................................     14

Item 3.       Defaults Upon Senior Securities........................................     14

Item 4.       Submission of Matters to a Vote of Security Holders....................     14

Item 5.       Other Information......................................................     15

Item 6.       Exhibits and Reports on Form 8-K.......................................     16

              SIGNATURE..............................................................     17

                                THERMATRIX INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     (In thousands, except share amounts)


                                                                    JUNE 30,     DECEMBER 31,
                                                                      1996           1995
                                                                --------------  -------------
ASSETS                                                             (Unaudited)
            CURRENT ASSETS
            Cash & cash equivalents                                  $ 22,668        $    981
            Accounts receivable, net                                    3,156           2,140
            Costs of uncompleted contracts                                303              85
            Prepaid expenses and other current assets                     439             181
                                                                --------------  -------------
                Total current assets                                   26,566           3,387

            PROPERTY AND EQUIPMENT
            Machinery and equipment                                       591             529
            Demonstration equipment                                       193             165
            Furniture and fixtures                                        134             134
                                                                --------------  -------------
                                                                          918             828
            Less -  Accumulated depreciation and amortization            (335)           (233)
                                                                --------------  -------------
                    Net property and equipment                            583             595
                                                                --------------  -------------

            PATENTS AND OTHER ASSETS, net                                 632             246
                                                                --------------  -------------

                                                                     $ 27,781        $  4,228
                                                                ==============  =============

 LIABILITIES AND STOCKHOLDERS' EQUITY
            CURRENT LIABILITIES
            Accounts payable                                         $  3,030        $  1,487
            Accrued liabilities                                           523             425
            Billings on uncompleted contracts in excess of costs          410             340
                                                                --------------  -------------
                Total current liabilities                               3,963           2,252

            REDEEMABLE CONVERTIBLE PREFERRED STOCK                          -          11,321
            STOCKHOLDERS' EQUITY (DEFICIT):
                Convertible preferred stock                                 -           9,304
                Common stock, $0.001 par value                              7               -
                Additional paid-in capital                             48,490           3,538
                Accumulated deficit                                   (24,679)        (22,187)
                                                                --------------  -------------
                   Total stockholders' equity (deficit)                23,818          (9,345)
                                                                --------------  -------------

                                                                     $ 27,781        $  4,228
                                                                ==============  =============


                                THERMATRIX INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)


                                                         Three Months                   Six Months
                                                        Ended June 30,                Ended June 30,
                                                     ------------------            ------------------
                                                       1996      1995                1996      1995
                                                     --------  --------            --------  --------

REVENUES                                              $ 3,406   $ 1,339             $ 6,141   $ 1,888
COST OF REVENUES                                        2,965     1,301               5,471     1,875
                                                     --------  --------            --------  --------
       Gross Margin                                       441        38                 670        13
                                                     --------  --------            --------  --------

OPERATING EXPENSES
       Research and development                           189       366                 327       693
       Selling, general and administrative              1,486     1,052               2,814     2,131
                                                     --------  --------            --------  --------
           Total operating expenses                     1,675     1,418               3,141     2,824
                                                     --------  --------            --------  --------
           Loss from operations                        (1,234)   (1,380)             (2,471)   (2,811)

INTEREST INCOME (EXPENSE)                                  (5)       93                  (6)      187
                                                     --------  --------            --------  --------
       Net loss before income taxes                    (1,239)   (1,287)             (2,477)   (2,624)

PROVISION FOR INCOME TAXES                                (10)       (8)                (15)      (16)
                                                     --------  --------            --------  --------
       Net loss                                       $(1,249) $ (1,295)            $(2,492)  $(2,640)
                                                     =========  ========           ========  ========
PRO FORMA NET LOSS PER SHARE                          $ (0.21) $  (0.23)            $ (0.42)  $ (0.46)
                                                     =========  ========            ========  ========
PRO FORMA WEIGHTED AVERAGE
COMMON AND COMMON
EQUIVALENT SHARES                                       6,000     5,709               5,882     5,704
                                                     =========  ========            ========  ========


                                THERMATRIX INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                                          SIX MONTHS ENDED
                                                  ----------------------------------
                                                        JUNE 30,          JUNE 30,
                                                         1996              1995
                                                  -----------------   --------------
                                                               (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                           $(2,492)           $(2,640)
     Adjustments to reconcile net loss to
       net cash used in operating activities -
     Depreciation and amortization                          141                 76
     Provision for doubtful accounts                         80                  -
     Changes in assets and liabilities -
       Accounts receivable                               (1,096)              (117)
       Costs of uncompleted contracts                      (218)              (272)
       Prepaid expenses and other                          (258)              (123)
       Accounts payable                                   1,543               (197)
       Accrued liabilities                                   98                118
       Billings in excess of costs                           70                (77)
                                                  -----------------   --------------
     Net cash used in operating activities               (2,132)            (3,232)
                                                  -----------------   --------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from sale of short-term investments             -                664
     Purchases of property and equipment                    (90)              (208)
     Increase in patents and other assets                  (425)              (110)
                                                  -----------------   --------------
     Net cash (used in) provided by investing              (515)               346
       activities
                                                  -----------------   --------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Borrowings under line of credit                      1,000                  -
     Repayment of line of credit borrowings              (1,000)                 -
     Net proceeds from sale of preferred stock            2,084                 (4)
     Net proceeds from sale of common stock              22,250                 16
                                                  -----------------   --------------
     Net cash provided by financing activities           24,334                 12
                                                  -----------------   --------------

INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS           21,687             (2,874)

CASH & CASH EQUIVALENTS BEGINNING OF PERIOD                 981              3,129
                                                  -----------------   --------------

CASH & CASH EQUIVALENTS END OF PERIOD                   $22,668            $   255
                                                  -----------------   --------------

SUPPLEMENTAL CASH FLOW INFORMATION
     Cash paid for interest                                  32                  -
     Cash paid for income taxes                              12                  2


                                THERMATRIX INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1996
                                  (Unaudited)

1.   BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's financial statements included in its Registration Statement on Form S-1 (Registration No. 333-4370) for the year ended December 31, 1995.

The unaudited condensed consolidated financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) which are, in the opinion of management, necessary to state fairly the results for the three months and six months ended June 30, 1996. The results for the six-month period ended June 30, 1996 are not necessarily indicative of the results expected for the full fiscal year.

2.   PRO FORMA NET LOSS PER SHARE

Pro forma net loss per share is computed using the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consist of redeemable convertible preferred stock and convertible preferred stock (using the "if converted" method) and stock options and warrants (using the treasury stock method). As the Company has incurred losses since inception, common equivalent shares have been excluded from the computation as their effect is antidilutive; however, pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, such computations include all common and common equivalent shares issued within the 12 months preceding the filing date of the Registration Statement on Form S-1 as if they were outstanding for all periods presented using the treasury stock method. Redeemable convertible preferred stock and convertible preferred stock outstanding during the period are included (using the "if converted" method) in the computation as common equivalent shares even though the effect is antidilutive.

3.   COMMON STOCK

In April 1996, the Company's stockholders approved the reincorporation of the Company in Delaware and approved a one-for-three reverse split of the Company's preferred and common stock, which has been effected. All share and per share amounts in the accompanying financial statements have been adjusted retroactively to give effect to this reverse stock split.

In June 1996, the Company completed the initial public offering of 2,000,000 shares of its common stock. Concurrent with the closing of the initial public offering all redeemable convertible preferred stock and all convertible preferred stock were converted into shares of common stock.

                                THERMATRIX INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those indicated in the forward-looking statements as a result of certain factors, including those set forth under "Certain Business Considerations."

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in
Item 1. of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 1995, contained in the Company's Registration Statement on Form S-1 (Registration No. 333-4370).

GENERAL
- -------

Thermatrix Inc. is an environmental technology company engaged in the development, manufacture and sale of innovative, proprietary industrial process equipment for the destruction of volatile organic compounds and hazardous air pollutants (collectively "VOCs"). The core component of the Company's technology is its proprietary flameless thermal oxidizer ("FTO").

The Company derives its revenues primarily from contracts to develop and manufacture FTO systems for the treatment of VOCs. The Company pursues new market applications to control VOC emissions by collaborating with a strategic customer in the particular market area. Under these collaborative arrangements, the customer's engineers and other technical personnel work closely with the Company to design and develop an industry- and application-specific system. The Company prices these initial installations at or near the Company's estimated cost. Such applications development projects generate little or no gross margins. This allows the Company to recover the costs of its application development efforts while establishing the acceptance of the Company's technology with market leader customers. The Company believes these collaborative efforts will continue to be important to its success, and the Company intends to continue to develop applications for its technology utilizing these collaborative relationships in the future. Systems for established applications are priced higher, can generally be produced at lower cost and have higher gross margins. The Company principally uses the percentage-of-completion method of accounting to recognize contract revenues. Losses on contracts are charged to cost of revenues as soon as such losses become known.

The Company's quarterly revenues and operating results have varied significantly in the past and may fluctuate significantly in the future as a result of a variety of factors, many of which are outside the Company's control. Such factors include general economic and industry conditions, the size and timing of individual orders, the introduction of new products or services by the Company or its competitors or the introduction of the Company's products to new markets, changes in the levels of operating expenses, including development costs, and the amount and timing of other costs relating to the expansion of the Company's operations.

Furthermore, the purchase of the Company's products, particularly for major projects, may involve a significant commitment of capital, with the attendant delays frequently associated with large capital expenditures and authorization procedures within its customers' organization. For these and other reasons, the sales cycle for the Company's products can be lengthy (up to two years) and subject to a number of significant risks over which the Company has little or no control, including customer budgetary constraints. The Company historically has operated with little backlog because most customer orders are placed with relatively short lead times, usually from four to twenty-four weeks. Variations in the timing of recognition of specific revenues due to changes in project scope and timing may adversely and disproportionately affect the Company's operating results for a quarter because the Company establishes its expenditure levels on the basis of expected future revenues, and a significant portion of the Company's expenses do not vary with current revenues.

Although the Company is expanding the number of its customers and installations, the average size and dollar volume of each installation is increasing. As a result, the Company's results of operations are likely to continue to be dependent on major projects. Such a reliance on major orders is likely to lead to fluctuations in, and to reduce the predictability of, quarterly results. Larger projects also pose other challenges. The sales cycle for larger projects tends to be longer than for smaller projects, and, when orders are received, projects may be delayed by factors outside the Company's control, including customer budget decisions, design changes and delays in obtaining permits.
Also, because the dollar volumes are larger, the costs of providing warranty services could increase. The Company's business, results of operations and financial condition could be materially adversely affected if the Company were to fail to obtain major project orders, if such orders were delayed, if installations of such systems were delayed, or if such installations encountered operating, warranty or other problems.

RESULTS OF OPERATIONS
- ---------------------

Revenues were $3.4 million and $6.1 million for the three months and six months ended June 30, 1996, respectively, representing a 154% and 225% increase from $1.3 million and $1.9 million for the three months and six months ended June 30, 1995, respectively. Orders were received for 12 systems in the six month period with an average order size of $660,000. The increase in revenues is primarily attributable to an increased acceptance of the Company's technology which included contracts for installations in chemical/petrochemical and petroleum industry applications and the first unit for use in medical sterilization. Significant customers accounted for 18%, 13%, 12%, 11%, and 10%, respectively, of revenues in the six month period. Revenues from international customers for the three months and six months ended June 30, 1996, were 14% and 17%, respectively. This represents a significant increase over the 2% of revenues for the six months ended June 30, 1995.

Gross margins have increased to 13% of revenues in the three months ended June 30, 1996, compared to 3% in the same period in 1995. Gross margins for the six months ended June 30, 1996 have increased to 11% compared to 1% for the same period in 1995. The increase in gross margins is attributable in part to an increase in follow-on sales for existing applications, which require less applications development, increased pricing as the Company begins to value price its systems, and to a lesser extent, reductions in costs from repeat sales of systems for established applications.

Research and development expenses decreased from $366,000 in the three months ended June 30, 1995 to $189,000 in the three months ended June 30, 1996. Research and development expenses decreased from $693,000 in the six months ended June 30, 1995 to $327,000 in the six months ended June 30, 1996. The Company's research and development expenses in 1995 were primarily attributable to significant independent investment by the Company in the prototype design of a system to handle sulfonated compounds. The reduction in research and development expenses from 1995 reflects the Company's success in developing collaborative efforts with its industrial customers thereby reducing its own independent expenditures for applications development.

Selling, general and administrative expenses increased from $1.1 million in the three months ended June 30, 1995 to $1.5 million in the three months ended June 30, 1996. For the six months ended June 30, 1996, selling, general and administrative expenses increased from $2.1 million to $2.8 million. The increase in selling, general and administrative expenses is primarily a result of higher sales commissions, proposal activity, liability insurance and other costs related to the increased level of sales.

Interest income of $93,000 and $187,000 for the three months and six months ended June 30, 1995, respectively, was earned on an equity private placement in November 1994. Interest expense in 1996 reflects much lower average cash balances, and the need for short-term borrowing prior to the Company's initial public offering. Interest income is expected to increase significantly in future quarters reflecting the investment of the net proceeds from the public offering.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

Total cash and cash equivalents were $22.7 million at June 30, 1996, an increase of $21.7 million from December 31, 1995. This increase was primarily from the private placement of equity securities in February 1996 ($2.1 million) and completion of the Company's initial public offering in June 1996 ($22.2 million).

Net cash used in operating activities decreased to $2.1 million in the six months ended June 30, 1996 from $3.2 million in the six months ended June 30, 1995. This decrease is a result of the decrease in the net loss, plus the net change in operating assets and liabilities. The Company spent $500,000 for capital equipment, patent activity, and the purchase of the PADRE technology during the six months ended June 30, 1996 versus $300,000 for capital equipment and patent activity for the same period in 1995.

The Company has a $3.0 million revolving receivable bank line of credit which expires December 15, 1996. The line of credit allows the Company to borrow at the bank's prime rate of interest plus .75%, contains various restrictions and requires the Company to maintain certain financial covenants. At June 30, 1996, the Company was in compliance with the covenants of the line of credit and there were no outstanding borrowings.

The Company believes that its current cash and cash equivalents, together with the availability of its line of credit, will be sufficient to finance its working capital and other capital requirements through 1997.

CERTAIN BUSINESS CONSIDERATIONS
- -------------------------------

The Company's business is subject to the following risks and uncertainties, in addition to those described elsewhere.

Limited Operating History.  The Company was formed in 1985 as In-Process
- -------------------------
Technology, Inc. and from 1985 to 1991 concentrated on developing its FTO systems and ascertaining the most commercially appropriate applications for its technology. In 1992, the Company focused its market strategy on applications involving the destruction of VOCs. To date, the Company has manufactured and sold only a limited number of its FTO systems for commercial use. Thus, the Company has a limited operating history in the VOC emissions market. There can be no assurance that the Company will be successful in implementing this strategy.

Operating Losses and Accumulated Deficit; Uncertainty of Future Profitability.
- ----------------------------------------
The Company had a net loss of approximately $5.2 million in 1995 and $2.5 million for the six months ended June 30, 1996, and had an accumulated deficit of approximately $24.7 million at June 30, 1996. The Company does not expect to be profitable unless and until sales of its FTO systems generate sufficient revenues to fund its operations. There can be no assurance that the Company will achieve such revenues.

Uncertainty of Market Acceptance.  There can be no assurance that the Company's
- --------------------------------
FTO technology will receive broad market acceptance as an economically and environmentally acceptable means of destroying VOCs. Broad market acceptance of the Company's products will depend upon the Company's ability to persuade potential customers to adopt its FTO technology in place of certain, more established, competing technologies, including flame-based destruction and carbon adsorption systems. The failure of the Company to persuade potential customers to adopt its FTO technology would have a material adverse effect on the Company's business, results of operations and financial condition.

Management of Growth.  The Company's revenues increased from $1.9 million in the
- --------------------
six months ended June 30, 1995 to $6.1 in the six months ended June 30, 1996. The Company's recent growth has placed, and is expected to continue to place, a significant strain on its managerial, operational and financial resources. Although it relies on subcontractors to fabricate subassemblies and to assemble and install completed systems, the Company uses its own employees to design, test and commission systems. The Company seeks to maintain engineering and design staffing levels adequate for current and near-term demand. During periods of rapid growth, such as that experienced by the Company during the last year, the Company's engineering and design personnel generally operate at full capacity. As a result, future growth, if any, is limited by the Company's ability to recruit and train additional engineering, design and project management personnel and by the ability of individual employees to manage more and larger projects. Furthermore, any failure to maintain quality or to meet customer installation schedules could damage relationships with important customers, damage the Company's reputation generally and result in contractual liabilities. The pressures of meeting increased demand may lead, and on occasions have led, to errors in manufacturing or assembly, which in turn increase manufacturing costs and decrease gross margins due to the cost of rework. The Company seeks to enforce rigorous adherence to internal operating procedures and controls, including testing of components. However, the failure of the Company to prevent such errors could have an adverse effect on the Company's ability to increase its operating margins which could have a material adverse effect on the Company's business, results of operations and financial condition.

Risks Associated with Commercialization of Technology.  The Company's first
- -----------------------------------------------------
commercial unit was installed in 1992, and therefore, there is limited operating history available on installed units. Furthermore, as the Company's technology has become more accepted, the Company has been selling increasingly larger systems. Larger systems are generally distinguished by the size and weight of the system and the characteristics of the waste stream flow. The operating history of the larger units is shorter, and the larger systems are generally more complex than the initial systems installed by the Company. Consequently, there can be no assurance that the performance of the Company's units will not deteriorate as the units age or that unanticipated problems will not be encountered with the larger, more complex systems. Any deterioration of the Company's units or unanticipated problems with its systems could have a material adverse effect on the Company's business, results of operations and financial condition.

Dependence on Key Personnel.  The Company's success depends to a significant
- ---------------------------
extent upon its executive officers, particularly its Chairman, President and Chief Executive Officer, John T. Schofield, and key engineering, sales, marketing, financial and technical personnel. Employees may voluntarily terminate their employment with the Company at any time, and none of the Company's employees is subject to any term employment contract with the Company. Because the Company is still at an early stage of growth, the Company has limited personnel resources available to address the different activities in its business. The loss of the services of one or more of the Company's key employees could have a material adverse effect on the Company's business, results of operations and financial condition. The Company maintains key employee life insurance on the life of John T. Schofield in the amount of $2,000,000. There can be no assurance that such amount will be sufficient to compensate the Company for the loss of the services of such individual.

The Company also believes that its future success will depend in large part upon its ability to attract and retain additional highly skilled personnel, particularly design and process engineers. Because of the technical sophistication of the Company's systems and the sophisticated engineering software utilized by the Company, design and process engineers who join the Company generally are required to have advanced technical knowledge and significant training to perform efficiently and productively. The availability of such personnel is limited, and the Company has at times experienced difficulty in locating new employees with the requisite level of expertise and experience. There can be no assurance that the Company will be successful in retaining its existing key personnel or in attracting and retaining the personnel it requires in the future.

Risks Associated with Development Programs.   In addition to its core industrial
- ------------------------------------------
VOC emissions control business, the Company has embarked on a strategy of working with strategic partners to evaluate the feasibility of applying the Company's FTO technology for other uses. In collaboration with strategic partners, the Company will begin tests in 1996 involving chemical weapons destruction, radioactive mixed waste treatment and diesel emission control. The engineering challenges involved in treating chemical warfare agents, radioactive mixed wastes and diesel emissions are different in a number of respects from the conditions in which the Thermatrix system has been used in the past, and there can be no assurance that the Thermatrix technology will prove successful in any of these new applications. Moreover, the Company's extensive database of test results which it uses to design systems for individual installations may not be relevant to these new applications. If early tests of any of these new applications are positive, the Company may need to engage in extensive and costly applications development and engineering in order to commercialize its system for such use, and there can be no assurance as to the success of any such effort.

Dependence on the Reliability and Performance of Subcontractors.  The Company
- ---------------------------------------------------------------
relies on subcontractors to build system components and to assemble and install systems. The Company's ability to deliver high quality systems on time will depend upon the reliability and performance of its subcontractors. The failure of a subcontractor to meet delivery schedules could cause the Company to default on its obligations to its customers, which could materially adversely affect the Company's reputation, business, results of operations and financial condition. In addition, the Company's reliance on subcontractors for manufacturing, assembly and installation places a significant part of the Company's quality control responsibilities on these subcontractors. There can be no assurance that the Company will be able to continue to contract for the level of quality control required by the Company's customers. The failure to provide such quality control could result in manufacturing and installation delays which could have a material adverse effect on the Company's business, results of operations and financial condition.

Possible Product Liability.  The Company's FTO systems are designed to destroy
- --------------------------
VOCs, which are highly toxic and flammable. If the Company's systems are improperly designed or operated outside of design parameters and operating instructions provided by the Company, there is a risk of system failure or release of VOCs, which could require the Company to defend itself against a product liability or personal injury claim. Although the Company has product liability and commercial general liability insurance in scope and amount which it believes to be sufficient for the conduct of its business, there can be no assurance that such insurance will cover or be adequate to cover such claims.
In addition, the Company's general liability insurance is subject to coverage limits and excludes coverage for losses or liabilities relating to environmental damage or pollution. Accordingly, the Company's efforts to defend itself against such claims could have a material adverse effect on the Company's business, results of operations and financial condition.

Dependence on Customer Information.  The Company is highly dependent upon
- ----------------------------------
information provided by its customers concerning the type, volume and flow rate of VOC emissions to be treated by the Company's systems. If the customer's information is inaccurate, a malfunction in the Company's FTO system could occur, resulting in damage to the customer's facilities or personal injury. In addition, incorrect information could cause delays in the design, manufacture and installation of the customer's system. Through no fault of its own, the Company could then be held liable for damages resulting from such malfunction or delay. Any of these factors could have a material adverse effect on the Company's business, results of operations and financial condition.

Potential Environmental Liability.  Although the Company does not believe that
- ---------------------------------
its activities would directly expose it to liabilities under local, state or federal environmental laws and regulations, if the Company were to improperly design, manufacture or test its systems or fail to properly train its customer's employees in the operation of the systems, it could be exposed to possible liability for investigation and clean-up costs under such environmental laws. Although the Company does not currently lease its systems to customers or operate the systems on behalf of its customers, if it were to do so in the future, the Company could be liable under environmental laws for any releases of hazardous substances.

The Company generally conducts performance tests on its systems at its customers' facilities. However, in the future the Company may perform prototype testing in its own facilities. If such testing were to involve hazardous substances, it could subject the Company to liability under environmental laws and regulations.

The Company could also be exposed to possible liability under environmental laws for violations of those requirements applicable to the generation, storage, treatment and disposal of hazardous waste. Under some environmental laws and various theories of tort and contract law, it is also possible that the Company could be liable for damages to its customers and third parties resulting from the actions of its customers or arising from the failure or malfunction, or the design, construction or operation of, the Company's FTO systems or products, even if the Company were not at fault. The Company's general liability insurance is subject to coverage limits and generally excludes coverage for losses or liabilities relating to or arising out of environmental damage or pollution. The Company's business, results of operations and financial condition could be materially adversely affected by an uninsured or partially insured claim.

Risks Associated with Fixed Price Contracts.  A majority of the Company's
- -------------------------------------------
contracts are performed using "fixed-price" rather than "cost-plus" terms.
Under fixed-price terms, the Company quotes firm prices to its customers and bears the full risk of cost overruns caused by estimates that differ from actual costs incurred or manufacturing delays during the course of the contract. Some costs, including component costs, are beyond the Company's control and may be difficult to predict. If manufacturing or installation costs for a particular project exceed anticipated levels, gross margins would be materially adversely affected, and the Company could experience losses. In addition, the manufacturing process may be subject to significant change orders. However, the cost of these change orders may not be negotiated until after the system is installed. The failure of the Company to recover the full cost of these change orders could materially adversely affect gross margins and also cause the Company to experience losses.

Risks Associated with International Operations and Sales.  The Company plans to
- --------------------------------------------------------
increase its revenues, in part, through an expansion of its overseas operations. International sales and operations may be limited or disrupted by the imposition of government controls, export license requirements, trade restrictions, changes in tariffs, difficulties in staffing, the transport of machinery, managing international operations and other factors. Regulatory compliance requirements differ among foreign countries and are also different from those established in the United States. If the Company's customers are unable to obtain the necessary foreign regulatory approvals on a timely basis, the Company's international sales, and thereby its business, results of operations and financial condition, could be materially adversely affected. Additionally, the Company's business, results of operations and financial condition may be materially adversely affected by fluctuations in currency exchange rates as well as increases in duty rates, difficulties in obtaining export licenses, ability to maintain or increase prices and competition. The Company denominates international sales in either United States dollars or local currencies. Sales in Europe have been primarily denominated in pounds sterling. Since the bulk of expenses in connection with international contracts are often incurred in

United States dollars, there can be a short-term exchange risk created. If the Company has significant international sales in the future denominated in foreign currencies, the Company may purchase hedging instruments to mitigate the exchange risk on these contracts.

PART II                      OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

From time to time, the Company has been, or may become, involved in litigation proceedings incidental to the conduct of its business. The Company does not believe that any such proceedings presently pending will have a material adverse effect on the Company's financial position or its results of operations.

ITEM 2.  CHANGES IN SECURITIES

Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 2, 1996, the annual meeting of the stockholders of the Company was held in San Jose, CA. The matters voted upon at the meeting and the results of those votes were as follows:

1.      Election of Directors                   Votes
                                 -------------------------------------
                                 For            Against        No Vote
                                 ---            -------        -------
        John T. Schofield
        Harry J. Healer, Jr.
        Robert W. Page           13,634,393       -0-          113,998
        Frank R. Pope
        John M. Toups
        Rebecca P. Mark

2.      Election of Director by                 Votes
          Series D Stockholders  -------------------------------------
                                 For            Against        No Vote
                                 ---            -------        -------
        Robi Blumenstein         5,677,592        -0-          18,643

3. Reincorporation of the Company in Delaware, including certain changes to the charter documents of the Company, including a classified Board of Directors and the authorization of 5,000,000 shares of undesignated preferred stock.
                           For          Against     Abstain     No Vote
                           ---          -------     -------     -------
                           13,468,493   165,900       -0-       113,998

4. Ratification of a form of Indemnification Agreement between the Company and its directors, officers and agents.

                           For          Against     Abstain     No Vote
                           ---          -------     -------     -------
                           13,466,376   168,017       -0-       113,998

5.   Approval of the 1996 Director Option Plan.

                           For          Against     Abstain     No Vote
                           ---          -------     -------     -------
                           13,455,376   176,900      2,117      113,998

6.   Approval of the Employee Stock Option Plan.

     For            Against         Abstain         No Vote
     ---            -------         -------         -------
     13,457,493     176,900           -0-           113,998

7.   Approval of the 1996 Stock Plan.

     For            Against         Abstain         No Vote
     ---            -------         -------         -------
     13,556,268       -0-             -0-           192,123

8. Ratification of the appointment of Arthur Andersen LLP as independent auditors.

     For            Against         Abstain         No Vote
     ---            -------         -------         -------
     13,556,268       -0-             -0-           192,123

On May 14, 1996, the stockholders of the Company, acting by written consent in lieu of a meeting, voted upon the following items:

1. Approval of a one-for-three reverse split of the Corporation's outstanding shares of Common Stock and Preferred Stock.

     For            Against         Abstain         No Vote
     ---            -------         -------         -------
     10,632,488       -0-             -0-           3,115,903

2. Approval to fix the Preferred Stock Series D Conversion Price at not less than $5.25.

     For            Against         Abstain         No Vote
     ---            -------         -------         -------
     10,632,488       -0-             -0-          3,115,903

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

         *  3.1   Certificate of Incorporation of the Registrant.
         *  3.3   Form of Restated Certificate of Incorporation.
         *  3.4   Amended and Restated Bylaws of the Registrant.
         *  4.1   Specimen Common Stock Certificate.
         *  4.2   Amended and Restated Investor Rights Agreement.
         * 10.1   Form of Indemnification Agreement between the
                  Registrant and each of its directors and executive
                  officers.
         * 10.2   1987 Incentive Stock Plan, as amended and related
                  agreements.
         * 10.3   1996 Stock Plan and form of Stock Option Agreement
                  thereunder.
         * 10.4   Employee Stock Purchase Plan and forms of
                  agreement thereunder.
         * 10.5   1996 Director Option Plan and form of Director
                  Stock Option Agreement thereunder.
         * 10.6   Asset Purchase Agreement between the Registrant and
                  Purus, Inc. dated January 4, 1996.
         * 10.7   Lease dated June 12, 1995 between the Registrant and
                  Westmark Metro Plaza, Inc., as amended.
         * 10.8   Lease dated June 24, 1995 between the Registrant
                  and and American General Life Insurance Company.
         * 10.9   Loan and Security Agreement between the Registrant
                  and Cupertino National Bank and Trust, dated
                  December 15, 1995.
           11.1   Statement of computation of pro forma Common Shares
                  and Equivalents.
           27.1   Financial Data Schedule.
         ------
         *        Incorporated by reference to the exhibit bearing the same
                  number filed with registrant's Registration
                  Statement on Form S-1  (Registration No. 333-4370).

(b)      Reports on Form 8-K

None.

                                   SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  THERMATRIX INC.



Date: August 13, 1996             By: /s/  Steven J. Guerrettaz
                                      ----------------------------------------
                                      Steven J. Guerrettaz
                                      Vice President - Finance & Accounting,
                                      Chief Financial Officer
                                      (Principal Financial and Accounting
                                      Officer)