Form 10-Q
period 1996-09-30
THERMATRIX INC
filed 1996-11-13
CIK 929473

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended September 30, 1996.

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

                         Yes [X]               No [_]


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                    Class                   Outstanding at September 30, 1996
                    -----                   ---------------------------------
         Common stock, $.001 par value                   7,451,389

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


                               TABLE OF CONTENTS

PART I.       FINANCIAL INFORMATION                                                     PAGE
                                                                                        ----
Item 1.       Financial Statements...................................................      3

              Condensed Consolidated Balance Sheets..................................      3

              Condensed Consolidated Statements of Operations........................      4

              Condensed Consolidated Statements of Cash Flows........................      5

              Notes to Condensed Consolidated Financial Statements...................      6

Item 2.       Management's Discussion and Analysis of Financial Condition and Results
              of Operations..........................................................      8

PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings......................................................     15

Item 2.       Changes in Securities..................................................     15

Item 3.       Defaults Upon Senior Securities........................................     15

Item 4.       Submission of Matters to a Vote of Security Holders....................     15

Item 5.       Other Information......................................................     15

Item 6.       Exhibits and Reports on Form 8-K.......................................     16

              SIGNATURE..............................................................     17

                                THERMATRIX INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     (In thousands, except share amounts)
                                                             SEPTEMBER 30,    DECEMBER 31,
                                                                  1996            1995
                                                              -----------     -----------
ASSETS                                                        (Unaudited)
    CURRENT ASSETS
    Cash & cash equivalents                                     $  7,325        $    981
    Short-term investments                                        11,844               -
    Accounts receivable, net                                       4,771           2,140
    Costs of uncompleted contracts                                   688              85
    Prepaid expenses and other current assets                        335             181
                                                                 -------         -------
         Total current assets                                     24,963           3,387

    PROPERTY AND EQUIPMENT
    Machinery and equipment                                          666             529
    Demonstration equipment                                          159             165
    Furniture and fixtures                                           136             134
                                                                 -------         -------
                                                                     961             828
    Less -  Accumulated depreciation and amortization               (372)           (233)
                                                                 -------         -------
         Net property and equipment                                  589             595
                                                                 -------         -------
    PATENTS AND OTHER ASSETS, net                                    666             246
                                                                 -------         -------
                                                                $ 26,218        $  4,228
                                                                 =======         =======

LIABILITIES AND STOCKHOLDERS' EQUITY
    CURRENT LIABILITIES
    Accounts payable                                            $  2,489        $  1,487
    Accrued liabilities                                              712             425
    Billings on uncompleted contracts in excess of costs             100             340
                                                                 -------         -------
        Total current liabilities                                  3,301           2,252

    REDEEMABLE CONVERTIBLE PREFERRED STOCK                             -          11,321
    STOCKHOLDERS' EQUITY (DEFICIT):
         Convertible preferred stock                                   -           9,304
         Common stock, $0.001 par value                                8               -
         Additional paid-in capital                               48,424           3,538
         Accumulated deficit                                     (25,515)        (22,187)
                                                                 -------         -------
              Total stockholders' equity (deficit)                22,917          (9,345)
                                                                 -------         -------
                                                                $ 26,218        $  4,228
                                                                 =======         =======

                                THERMATRIX INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)
                                                            Three Months               Nine Months
                                                         Ended September 30,        Ended September 30,
                                                       ----------------------     ----------------------
                                                          1996        1995           1996         1995
                                                       ---------    ---------     ---------    ---------
REVENUES                                                 $ 4,402      $ 2,034       $10,543      $ 3,922
COST OF REVENUES                                           3,585        1,822         9,056        3,697
                                                       ---------    ---------     ---------    ---------
       Gross Margin                                          817          212         1,487          225
                                                       ---------    ---------     ---------    ---------

OPERATING EXPENSES
       Research and development                              179          222           506          915
       Selling, general and administrative                 1,729        1,236         4,543        3,378
                                                       ---------    ---------     ---------    ---------
            Total operating expenses                       1,908        1,458         5,049        4,293
                                                       ---------    ---------     ---------    ---------
            Loss from operations                          (1,091)      (1,246)       (3,562)      (4,068)

INTEREST INCOME, NET                                         268           26           262          216
                                                       ---------    ---------     ---------    ---------
       Net loss before income taxes                         (823)      (1,220)       (3,300)      (3,852)

PROVISION FOR INCOME TAXES                                   (13)          (7)          (28)         (23)
                                                       ---------    ---------     ---------    ---------
            Net loss                                     $  (836)     $(1,227)      $(3,328)     $(3,875)
                                                       =========    =========     =========    =========

NET LOSS PER SHARE                                       $ (0.11)     $ (0.21)      $ (0.52)     $ (0.68)
                                                       =========    =========     =========    =========
WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT SHARES       7,435        5,727         6,399        5,711
                                                       =========    =========     =========    =========

                                THERMATRIX INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                                      NINE MONTHS ENDED
                                                -----------------------------
                                                SEPTEMBER 30,    SEPTEMBER 30,
                                                     1996            1995
                                                ------------     ------------
                                                         (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                   $ (3,328)         $ (3,875)
     Adjustments to reconcile net loss to
     net cash used in operating activities -
          Depreciation and amortization              211               101
          Provision for doubtful accounts            175                 -
     Changes in assets and liabilities -
          Accounts receivable                     (2,806)             (770)
          Costs of uncompleted contracts            (603)              178
          Prepaid expenses and other                (154)             (105)
          Accounts payable                         1,001              (582)
          Accrued liabilities                        287               213
          Billings in excess of costs               (240)              133
                                                --------          --------
     Net cash used in operating activities        (5,457)           (4,707)
                                                --------          --------
CASH FLOWS FROM INVESTING ACTIVITIES
     Sale (Purchase) of short-term investments   (11,844)            2,795
     Purchases of property and equipment            (133)             (221)
     Increase in patents and other assets           (492)             (100)
                                                --------          --------
     Net cash (used in) provided by investing
       activities                                (12,469)            2,474
                                                --------          --------
CASH FLOWS FROM FINANCING ACTIVITIES
     Borrowings under line of credit               1,000                 -
     Repayment of line of credit borrowings       (1,000)                -
     Net proceeds from sale of preferred stock     2,084                (4)
     Net proceeds from sale of common stock       22,186                31
                                                --------          --------
     Net cash provided by financing activities    24,270                27
                                                --------          --------

INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS     6,344            (2,206)

CASH & CASH EQUIVALENTS BEGINNING OF PERIOD          981             3,129
                                                --------          --------

CASH & CASH EQUIVALENTS END OF PERIOD           $  7,325           $   923
                                                ========          ========
SUPPLEMENTAL CASH FLOW INFORMATION
     Cash paid for interest                           40                 -
     Cash paid for income taxes                       13                15

                                THERMATRIX INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1996
                                  (Unaudited)

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

The unaudited condensed consolidated financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) which are, in the opinion of management, necessary to state fairly the results for the three months and nine months ended September 30, 1996 and 1995. The results for the nine-months ended September 30, 1996 are not necessarily indicative of the results expected for the full fiscal year.

2.        NET LOSS PER SHARE

Net loss per share for the three months ended September 30, 1996 is computed using the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares have been excluded from the computation as their effect is antidilutive.

Net loss per share for the three months ended September 30, 1995 and for the nine months ended September 30, 1995 and 1996 is computed on a pro forma basis. Pro forma net loss per share is computed using the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consist of redeemable convertible preferred stock and convertible preferred stock (using the "if converted" method) and stock options and warrants (using the treasury stock method). As the Company has incurred losses since inception, common equivalent shares have been excluded from the computation as their effect is antidilutive; however, pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, such computations include all common and common equivalent shares issued within the 12 months preceding the filing date of the Registration Statement on Form S-1 as if they were outstanding for all periods presented using the treasury stock method. Redeemable convertible preferred stock and convertible preferred stock outstanding during the period are included (using the "if converted" method) in the computation as common equivalent shares even though the effect is antidilutive.

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

4.        SHORT-TERM INVESTMENTS

In accordance with the Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", the Company has classified all marketable debt securities as held-to-maturity and has accounted for these investments at amortized cost. Short-term investments are marketable securities with original maturities greater than three months and less than one year. As of September 30, 1996, short-term investments consist principally of corporate bonds and notes, certificates of deposit, banker acceptances and commercial paper.

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

GENERAL
-------

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

RESULTS OF OPERATIONS
---------------------

Revenues were $4.4 million and $10.5 million for the three months and nine months ended September 30, 1996, respectively, representing a 116% and 169% increase from $2.0 million and $3.9 million for the three months and nine months ended September 30, 1995, respectively. The increase in revenues is primarily attributable to an increased acceptance of the Company's technology which included contracts for installations in chemical/petrochemical and petroleum industry applications, orders for systems used in remediation projects, and the first unit for use in medical sterilization. Significant customers accounted for 17%, 14%, 12%, and 10%, respectively, of revenues in the nine month period ended September 30, 1996. For the nine months ended September 30, 1995, two different customers accounted for revenues of 52% and 15%, respectively. Revenues from international customers for the nine months ended September 30, 1996, were 13%. This represents a significant increase over the 4% of revenues for the nine months ended September 30, 1995.

Gross margins have increased to 19% of revenues in the three months ended September 30, 1996, compared to 10% in the same period in 1995. Gross margins for the nine months ended September 30, 1996 have increased to 14% compared to 6% for the same period in 1995. The increase in gross margins is attributable in part to an increase in follow-on sales for existing applications, which require less applications development, increased pricing as the Company begins to value price its systems, and to a lesser extent, reductions in costs from repeat sales of systems for established applications.

Research and development expenses decreased from $222,000 in the three months ended September 30, 1995 to $179,000 in the three months ended September 30, 1996. Research and development expenses decreased from $915,000 in the nine months ended September 30, 1995 to $506,000 in the nine months ended September 30, 1996. The Company's research and development expenses in 1995 were primarily attributable to significant independent investment by the Company in the prototype design of a system to handle sulfonated compounds. The reduction in research and development expenses from 1995 reflects the Company's success in developing collaborative efforts with its industrial customers thereby reducing its own independent expenditures for applications development.

Selling, general and administrative expenses increased from $1.2 million in the three months ended September 30, 1995 to $1.7 million in the three months ended September 30, 1996. For the nine months ended September 30, 1996, selling, general and administrative expenses increased from $3.4 million to $4.5 million. The increase in selling, general and administrative expenses is primarily a result of higher sales commissions, proposal activity, liability insurance and other costs related to the increased level of sales.

Interest income of $26,000 and $216,000 for the three months and nine months ended September 30, 1995, respectively, was earned on an equity private placement in November 1994. Interest income of $268,000 and $262,000 in the three months and nine months ended September 30, 1996, primarily results from the investment of the net proceeds from the Company's initial public offering completed in June 1996.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Total cash and short-term investments were $19.2 million at September 30, 1996, an increase of $18.2 million from December 31, 1995. This increase was primarily from the private placement of equity securities in February 1996 ($2.1 million) and completion of the Company's initial public offering in June 1996 ($22.2 million, net), less cash used in operations of $5.5 million.

Net cash used in operating activities increased to $5.5 million in the nine months ended September 30, 1996 from $4.7 million in the nine months ended September 30, 1995. This increase is primarily a result of the net change in operating assets and liabilities. The Company spent $600,000 for capital equipment, patent activity, and the purchase of the PADRE technology during the nine months ended September 30, 1996 versus $300,000 for capital equipment and patent activity for the same period in 1995.

The Company has a $3.0 million revolving receivable bank line of credit which expires December 15, 1996. The line of credit allows the Company to borrow at the bank's prime rate of interest plus .75%, contains various restrictions and requires the Company to maintain certain financial covenants. At September 30, 1996, the Company was in compliance with the covenants of the line of credit and there were no outstanding borrowings.

The Company believes that its current cash and cash equivalents, together with the availability of its line of credit, will be sufficient to finance its working capital and other capital requirements through 1997.

CERTAIN BUSINESS CONSIDERATIONS
-------------------------------

The Company's business is subject to the following risks and uncertainties, in addition to those described elsewhere.

Limited Operating History.  The Company was formed in 1985 as In-Process
-------------------------
Technology, Inc. and from 1985 to 1991 concentrated on developing its FTO systems and ascertaining the most commercially appropriate applications for its technology. In 1992, the Company focused its market strategy on applications involving the destruction of VOCs. To date, the Company has manufactured and sold only a limited number of its FTO systems for commercial use. Thus, the Company has a limited operating history in the VOC emissions market. There can be no assurance that the Company will be successful in implementing this strategy.

Operating Losses and Accumulated Deficit; Uncertainty of Future Profitability.
-----------------------------------------------------------------------------
The Company had a net loss of approximately $5.2 million in 1995 and $3.3 million for the nine months ended September 30, 1996, and had an accumulated deficit of approximately $25.5 million at September 30, 1996. The Company does not expect to be profitable unless and until sales of its FTO systems generate sufficient revenues to fund its operations. There can be no assurance that the Company will achieve such revenues.

Uncertainty of Market Acceptance.  There can be no assurance that the Company's
--------------------------------
FTO technology will receive broad market acceptance as an economically and environmentally acceptable means of destroying VOCs. Broad market acceptance of the Company's products will depend upon the Company's ability to persuade potential customers to adopt its FTO technology in place of certain, more established, competing technologies, including flame-based destruction and carbon adsorption systems. The failure of the Company to persuade potential customers to adopt its FTO technology would have a material adverse effect on the Company's business, results of operations and financial condition.

Management of Growth.  The Company's revenues increased from $3.9 million in the
--------------------
nine months ended September 30, 1995 to $10.5 in the nine months ended September 30, 1996. The Company's recent growth has placed, and is expected to continue to place, a significant strain on its managerial, operational and financial resources. Although it relies on subcontractors to fabricate subassemblies and to assemble and install completed systems, the Company uses its own employees to design, test and commission systems. The Company seeks to maintain engineering and design staffing levels adequate for current and near-term demand. During periods of rapid growth, such as that experienced by the Company during the last year, the Company's engineering and design personnel generally operate at full capacity. As a result, future growth, if any, is limited by the Company's ability to recruit and train additional engineering, design and project management personnel and by the ability of individual employees to manage more and larger projects. Furthermore, any failure to maintain quality or to meet customer installation schedules could damage relationships with important customers, damage the Company's reputation generally and result in contractual liabilities. The pressures of meeting increased demand may lead, and on occasions have led, to errors in manufacturing or assembly, which in turn increase manufacturing costs and decrease gross margins due to the cost of rework. The Company seeks to enforce rigorous adherence to internal operating procedures and controls, including testing of components. However, the failure of the Company to prevent such errors could have an adverse effect on the Company's ability to increase its operating margins which could have a material adverse effect on the Company's business, results of operations and financial condition.

Risks Associated with Commercialization of Technology.  The Company's first
-----------------------------------------------------
commercial unit was installed in 1992, and therefore, there is limited operating history available on installed units. Furthermore, as the Company's technology has become more accepted, the Company has been selling increasingly larger systems. Larger systems are generally distinguished by the size and weight of the system and the characteristics of the waste stream flow. The operating history of the larger units is shorter, and the larger systems are generally more complex than the initial systems installed by the Company. Consequently, there can be no assurance that the performance of the Company's units will not deteriorate as the units age or that unanticipated problems will not be encountered with the larger, more complex systems. Any deterioration of the Company's units or unanticipated problems with its systems could have a material adverse effect on the Company's business, results of operations and financial condition.

Dependence on Key Personnel.  The Company's success depends to a significant
---------------------------
extent upon its executive officers, particularly its Chairman, President and Chief Executive Officer, John T. Schofield, and key engineering, sales, marketing, financial and technical personnel. Employees may voluntarily terminate their employment with the Company at any time, and none of the Company's employees is subject to any term employment contract with the Company. Because the Company is still at an early stage of growth, the Company has limited personnel resources available to address the different activities in its business. The loss of the services of one or more of the Company's key employees could have a material adverse effect on the Company's business, results of operations and financial condition. The Company maintains key employee life insurance on the life of John T. Schofield in the amount of $2,000,000. There can be no assurance that such amount will be sufficient to compensate the Company for the loss of the services of such individual.

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

Risks Associated with Development Programs.   In addition to its core industrial
------------------------------------------
VOC emissions control business, the Company has embarked on a strategy of working with strategic partners to evaluate the feasibility of applying the Company's FTO technology for other uses. In collaboration with strategic partners, the Company will begin tests in 1996 involving chemical weapons destruction, radioactive mixed waste treatment and diesel emission control. The engineering challenges involved in treating chemical warfare agents, radioactive mixed wastes and diesel emissions are different in a number of respects from the conditions in which the Thermatrix system has been used in the past, and there can be no assurance that the Thermatrix technology will prove successful in any of these new applications. Moreover, the Company's extensive database of test results which it uses to design systems for individual installations may not be relevant to these new applications. If early tests of any of these new applications are positive, the Company may need to engage in extensive and costly applications development and engineering in order to commercialize its system for such use, and there can be no assurance as to the success of any such effort.

Dependence on the Reliability and Performance of Subcontractors.  The Company
---------------------------------------------------------------
relies on subcontractors to build system components and to assemble and install systems. The Company's ability to deliver high quality systems on time will depend upon the reliability and performance of its subcontractors. The failure of a subcontractor to meet delivery schedules could cause the Company to default on its obligations to its customers, which could materially adversely affect the Company's reputation, business, results of operations and financial condition. In addition, the Company's reliance on subcontractors for manufacturing, assembly and installation places a significant part of the Company's quality control responsibilities on these subcontractors. There can be no assurance that the Company will be able to continue to contract for the level of quality control required by the Company's customers. The failure to provide such quality control could result in manufacturing and installation delays which could have a material adverse effect on the Company's business, results of operations and financial condition.

Possible Product Liability.  The Company's FTO systems are designed to destroy
--------------------------
VOCs, which are highly toxic and flammable. If the Company's systems are improperly designed or operated outside of design parameters and operating instructions provided by the Company, there is a risk of system failure or release of VOCs, which could require the Company to defend itself against a product liability or personal injury claim. Although the Company has product liability and commercial general liability insurance in scope and amount which it believes to be sufficient for the conduct of its business, there can be no assurance that such insurance will cover or be adequate to cover such claims.
In addition, the Company's general liability insurance is subject to coverage limits and excludes coverage for losses or liabilities relating to environmental damage or pollution. Accordingly, the Company's efforts to defend itself against such claims could have a material adverse effect on the Company's business, results of operations and financial condition.

Dependence on Customer Information.  The Company is highly dependent upon
----------------------------------
information provided by its customers concerning the type, volume and flow rate of VOC emissions to be treated by the Company's systems. If the customer's information is inaccurate, a malfunction in the Company's FTO system could occur, resulting in damage to the customer's facilities or personal injury. In addition, incorrect information could cause delays in the design, manufacture and installation of the customer's system. Through no fault of its own, the Company could then be held liable for damages resulting from such malfunction or delay. Any of these factors could have a material adverse effect on the Company's business, results of operations and financial condition.

Potential Environmental Liability.  Although the Company does not believe that
---------------------------------
its activities would directly expose it to liabilities under local, state or federal environmental laws and regulations, if the Company were to improperly design, manufacture or test its systems or fail to properly train its customer's employees in the operation of the systems, it could be exposed to possible liability for investigation and clean-up costs under such environmental laws. Although the Company does not currently lease its systems to customers or operate the systems on behalf of its customers, if it were to do so in the future, the Company could be liable under environmental laws for any releases of hazardous substances.

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

Risks Associated with Fixed Price Contracts.  A majority of the Company's
-------------------------------------------
contracts are performed using "fixed-price" rather than "cost-plus" terms.
Under fixed-price terms, the Company quotes firm prices to its customers and bears the full risk of cost overruns caused by estimates that differ from actual costs incurred or manufacturing delays during the course of the contract. Some costs, including component costs, are beyond the Company's control and may be difficult to predict. If manufacturing or installation costs for a particular project exceed anticipated levels, gross margins would be materially adversely affected, and the Company could experience losses. In addition, the manufacturing process may be subject to significant change orders. However, the cost of these change orders may not be negotiated until after the system is installed. The failure of the Company to recover the full cost of these change orders could materially adversely affect gross margins and also cause the Company to experience losses.

Risks Associated with International Operations and Sales.  The Company plans to
--------------------------------------------------------
increase its revenues, in part, through an expansion of its overseas operations. International sales and operations may be limited or disrupted by the imposition of government controls, export license requirements, trade restrictions, changes in tariffs, difficulties in staffing, the transport of machinery, managing international operations and other factors. Regulatory compliance requirements differ among foreign countries and are also different from those established in the United States. If the Company's customers are unable to obtain the necessary foreign regulatory approvals on a timely basis, the Company's international sales, and thereby its business, results of operations and financial condition, could be materially adversely affected. Additionally, the Company's business, results of operations and financial condition may be materially adversely affected by fluctuations in currency exchange rates as well as increases in duty rates, difficulties in obtaining export licenses, ability to maintain or increase prices and competition. The Company denominates international sales in either United States dollars or local currencies. Sales in Europe have been primarily denominated in pounds sterling. Since the bulk of expenses in connection with international contracts are often incurred in United States dollars, there can be a short-term exchange risk created. If the Company has significant international sales in the future denominated in foreign currencies, the Company may purchase hedging instruments to mitigate the exchange risk on these contracts.

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

Not applicable.

ITEM 5.   OTHER INFORMATION

None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

(a)       Exhibits

    *  3.1   Certificate of Incorporation of the Registrant.
    *  3.3   Form of Restated Certificate of Incorporation.
    *  3.4   Amended and Restated Bylaws of the Registrant.
    *  4.1   Specimen Common Stock Certificate.
    *  4.2   Amended and Restated Investor Rights Agreement.
    * 10.1   Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.
    * 10.2   1987 Incentive Stock Plan, as amended and related agreements.
    * 10.3   1996 Stock Plan and form of Stock Option Agreement thereunder.
    * 10.4   Employee Stock Purchase Plan and forms of agreement thereunder.
    * 10.5   1996 Director Option Plan and form of Director Stock Option
             Agreement thereunder.
    * 10.6   Asset Purchase Agreement between the Registrant and Purus, Inc.
             dated January 4, 1996.
    * 10.7   Lease dated June 12, 1995 between the Registrant and Westmark Metro
             Plaza, Inc., as amended.
    * 10.8   Lease dated June 24, 1995 between the Registrant and American
             General Life Insurance Company.
    * 10.9   Loan and Security Agreement between the Registrant and Cupertino
             National Bank and Trust, dated December 15, 1995.
      11.1   Statement of computation of pro forma Common Shares and
             Equivalents.
      27     Financial Data Schedule.
      ----
    * Incorporated by reference to the exhibit bearing the same number filed with registrant's Registration Statement on Form S-1 (Registration No. 333-4370).

(b)  Reports on Form 8-K

None.

                                   SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            THERMATRIX INC.


Date: November 12, 1996      By: /s/ STEVEN J. GUERRETTAZ
                                -------------------------------------------
                                Steven J. Guerrettaz
                                Vice President - Finance & Accounting,
                                Chief Financial Officer
                                (Principal Financial and Accounting Officer)