Form 10-K
period 1996-12-31
THERMATRIX INC
filed 1997-03-28
CIK 929473

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-K


[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the fiscal year ended December 31, 1996.

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from __________ to __________.


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

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days:

                                 Yes   X    No
                                      ---      ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Paragraph 229.405 of this Chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _______

On February 28, 1997, there were issued and outstanding 7,469,552 shares of Common Stock. The aggregate market value of Common Stock held by non-affiliates of the Registrant on that date was approximately $15,978,000, based on the closing sale price of the Common Stock, as reported by the NASDAQ National Market.

                                     PART I

ITEM 1.   BUSINESS

FORWARD-LOOKING INFORMATION

          Statements in this report concerning expectations for the future constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are subject to a number of known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements of the Company or industry trends to differ materially from those expressed or implied by such forward-looking statements. Relevant risks and uncertainties include, among others, those discussed in Item 1 of Part I under the heading "Risk Factors" and elsewhere in this Report and those described from time to time in the Company's other filings with the Securities and Exchange Commission, press releases and other communications.


DESCRIPTION OF BUSINESS

          Thermatrix Inc. is a global industrial technology company primarily engaged in the development, manufacture and sale of industrial process equipment for the destruction of volatile organic compounds and hazardous air pollutants (collectively, "VOCs"). The core component of the Company's technology is its proprietary flameless thermal oxidizer ("FTO"), which is capable of treating virtually all VOCs while achieving destruction removal efficiency ("DRE") of 99.99% or higher with de minimis formation of hazardous by-products such as
                      -- -------
oxides of nitrogen ("NOx"), carbon monoxide ("CO") and products of incomplete combustion ("PICs"). The Company sells its flameless thermal oxidizer as a stand-alone unit or as an integrated system.

          The Company has initially focused on the industrial VOC market where it believes the Company's FTO system offers the greatest economic and environmental advantages over competing VOC treatment methods. These advantages include: (i) low operating and maintenance costs; (ii) product safety; (iii) broad application to a wide range of VOCs, including difficult-to-treat chlorinated, sulfonated and fluorinated compounds; (iv) the ability to economically treat fume streams with variable flows and concentrations; (v) high operating reliability; (vi) high DRE; and (vii) de minimis formation of
                                                -- -------
hazardous by-products.

          The Company has achieved a number of significant milestones in commercializing its technology, including: (i) establishing the application of its proprietary FTO technology in the petroleum, chemical/petrochemical, pulp and paper, medical sterilization and pharmaceutical industries with "market leader" customers, and for soil and groundwater remediation; (ii) selling more than 60 commercial-scale systems; (iii) establishing a global sales and marketing organization; and (iv) the receipt of regulatory approvals by the Company's customers for the use of the Company's systems in the United States, Canada, England, Taiwan and France. The Company's customers include: Chevron U.S.A. Inc., Dow Chemical Company, Chesebrough-Pond's USA Co., Monsanto Company, FMC Corporation, Formosa Petrochemical Corporation, Mobil Chemical Company, PPG Industries, Inc., Bayer Corporation and Zeneca, Ltd. as well as the United States Departments of Defense and Energy (the "DOD" and the "DOE", respectively).

          The Company's strategy in the industrial VOC market is to: (i) increase market penetration for established applications; (ii) broaden application of the Company's proprietary FTO technology for new industrial VOC applications; and (iii) expand its international operations. In addition to its core industrial VOC emissions control business, the Company has embarked on a strategy of working with strategic partners to evaluate the feasibility of applying the Company's FTO technology for other uses. The Company is presently exploring the application of its FTO technology to the control of diesel emissions, treatment of mixed radioactive wastes and destruction of chemical weapons.

          The Company is also pursuing a strategy to selectively provide complementary technologies in order to expand its presence in the VOC treatment market. In April 1996, the Company acquired all rights to the PADRE VOC adsorption technology from Purus, Inc. The Company sold seven PADRE systems in 1996 and plans to sell PADRE units on a stand-alone basis as well as combined with Thermatrix systems in the future.


MARKET OVERVIEW

          VOCs are an unavoidable by-product of many manufacturing and process industries worldwide and must be controlled due to significant health, safety and environmental risks. The current global market for VOC control equipment exceeds $2.0 billion and is estimated to grow at 10% per annum according to McIlvaine & Co., a market analyst firm serving the air pollution control industry. The primary conventional VOC treatment methods are flame-based thermal oxidation, activated carbon adsorption and scrubbing systems, which are installed in many industries, including petroleum, chemical/petrochemical, pulp and paper and pharmaceutical.

          The health, safety and environmental risks presented by VOCs have led to significant federal regulations, which are enforced by the Occupational Safety and Health Administration ("OSHA"), the United States Environmental Protection Agency ("EPA") and various state and local agencies. Noncompliance with these regulations carries substantial civil and criminal penalties. The United States Clean Air Act Amendments of 1990 (the "CAAA") significantly expanded the scope of air pollution regulations established in the 1970s, and required the reduction and control of a wide range of air pollutants, including 189 hazardous air pollutants ("HAPs"), most of which are VOCs. The CAAA also addressed for the first time the reduction of NO\x\that, in combination with VOCs, produce smog. The CAAA introduced new regulatory requirements and timetables for the abatement of VOCs and NO\x\ for most geographic areas that become progressively more stringent through the year 2010.

          International demand for VOC control equipment is rapidly growing. While many European nations have comprehensive health, safety and environmental regulations in force, certain Asian and Latin American nations have only recently begun to recognize the need to more stringently control VOC emissions. In addition, many multinational companies have recognized the benefits of global health, safety and environmental standards and are collaborating in the development of comprehensive future environmental performance standards such as ISO 14000.


THE THERMATRIX SYSTEM

          The Thermatrix system is a unique proprietary FTO technology for the destruction of VOCs. The Thermatrix oxidizer is a highly engineered, insulated vessel packed with ceramic material according to the Company's proprietary matrix configuration.

          At start-up, the FTO's ceramic matrix is preheated to between 1600 degrees and 1800 degrees Farenheit. Once the preheating has been completed, a VOC-laden fume stream along with supplemental air or fuel (as needed) is introduced into the oxidizer. The fume stream first passes through a mixing zone, which ensures complete mixing of the VOCs and air or fuel, then through the reaction zone of pre-heated ceramic material where complete flameless oxidation occurs in a fraction of a second. The oxidation process releases heat that is absorbed and conserved by the ceramic matrix, which helps maintain the temperature of the system without the need for significant supplemental fuel. Sophisticated process controls monitor the temperature level within the oxidizer and adjust the supplemental fuel levels in the fume stream to maintain consistent oxidation temperatures between 1600 degrees and 1800 degrees Farenheit. Due to its flameless design and consistent temperature profile, the Company's FTO system achieves high destruction with very low energy usage and with de minimis formation of NO\x\and CO.
     -- -------
          Depending upon the customer application and operating requirements, the Company's FTO system can be designed to use natural gas or electricity to pre-heat the system. In addition, the Company's FTO system can be configured as a straight-through system, or in cases where the energy content of the fume stream is low, it can be configured to include an internal heat recovery process. The FTO system can also be combined with a heat recovery or material recycling system from the exhaust gases.

          The Thermatrix technology has the following attributes, which individually or in combination provide direct and indirect cost advantages over competing VOC treatment methods:

          Energy Efficiency.   The Company's FTO system is energy efficient
          -----------------
because its ceramic matrix absorbs and utilizes the exothermic energy generated by the oxidation process enabling the system to maintain the required temperature level for the destruction of VOCs without significant supplemental fuel. As a result, the Company's FTO system can operate effectively on VOC fume streams of moderate to high concentrations with less than 30% of the energy required for many flame-based systems. This energy efficiency is particularly significant in geographic locations where the cost of energy is many times higher than in the United States.

          Cost Efficiency.  The Company's FTO system can be incorporated up-
          ---------------
stream in the customer's process and can be configured, dependent upon the customer's fume stream, for energy recovery or product recovery. Due to the high DRE achieved by the system there is typically no waste generated for further treatment or disposal. Since there are no moving parts, on-going maintenance is minimal and because it is fully automatic there is little requirement for operator interface. The combination of these factors leads to a low overall life cycle cost when compared to other technologies, as supported by independent demonstrations conducted by the DOD and DOE.

          Safety.   The Thermatrix system is certified for use in flame proof
          ------
areas where conventional flame-based systems are prohibited. Since the Company's system can be located at the source of VOC emissions, it eliminates the cost of piping the emissions to remote treatment sites. Destruction at the VOC emission source also provides a safer and healthier working environment.

          Flexibility.   The Thermatrix system can process a broad range of
          -----------
VOCs, including difficult-to-treat compounds and those with variable flows and concentrations. This attribute is particularly desirable in industries such as pharmaceutical manufacturing that utilize batch processing. The Company's FTO system can typically operate effectively down to 5% of the design fume flow, whereas flame-based systems generally do not tolerate such wide process fluctuations and could flame out or suffer reduced destruction efficiencies under similar conditions.

          Reliability.   The Thermatrix oxidizer is highly reliable because it
          -----------
operates within wide tolerance limits, is fully automatic, has no moving parts, no catalysts and requires little off-line maintenance. On-line reliability is critical because regulatory permits generally require a production line to be shut down if the emission control device fails.

          Scalability.   The Thermatrix technology can be applied cost-
          -----------
effectively to waste stream flows ranging from one scfm to 15,000 scfm in a single unit. Larger flows can be treated by installing multiple units with no loss of efficiency. This scalability allows the same technology and product design to be standardized over a broad range of flows.

          High DRE.   The Thermatrix system consistently achieves DRE of 99.99%
          --------
or higher, which exceeds the DRE achieved by competing technologies. The high DRE of the Thermatrix system makes it particularly useful in applications involving the most toxic and complex VOCs.

          De minimis By-products.   The absence of a flame minimizes the
          ----------------------
formation of by-products generated by flame-based systems, including NO\x\, CO and PICs. The Company's FTO technology typically achieves thermal NO\x\ levels not exceeding two parts per million volume ("ppmv") with de minimis PIC and CO
                                                         -- -------
formation. The reduced energy requirement for the FTO system also results in a corresponding reduction in the formation of greenhouse gases.

          Regulatory Advantages.   The Company's systems surpass regulatory
          ---------------------
performance requirements because of the high DRE and the de minimis formation of by-products. The Company's customers have received permits for use of the Company's FTO system in more than a dozen states, including California, New Jersey and Texas as well as in Canada, England, Taiwan and France. In addition, current regulations allow companies to accrue and bank emission credits, which can be used to offset future mandatory emission reductions. Since the Company's FTO technology often exceeds regulatory requirements, its customers are able to earn emission credits and capitalize on these regulations.


STRATEGY

          The Company seeks to expand the use and application of its proprietary FTO technology globally and to become a leading supplier of VOC treatment systems. The Company's strategy in the industrial VOC market is to: (i) increase market penetration for established applications; (ii) broaden application of the Company's technology in the industrial VOC market; and (iii) expand its international operations. In addition, the Company seeks to establish new market applications for its FTO technology and to selectively provide complementary technologies in order to expand its presence in the VOC treatment market. Key elements of the Company's strategy are as follows:

          Increase Market Penetration for Established Applications.   Since
          --------------------------------------------------------
1992, the Company has worked with "market leaders" in targeted industrial segments to demonstrate that the Thermatrix system can effectively and economically control VOCs in various industrial applications. Thermatrix systems have now been successfully installed in the petroleum, chemical/petrochemical, pharmaceutical and pulp and paper industries, and for soil and groundwater remediation at facilities operated by customers such as Chevron U.S.A. Inc., Dow Chemical Company, FMC Corporation and Monsanto Company, as well as facilities operated by the DOD and DOE. Many of these customers have already purchased multiple units. The Company is using these reference accounts to promote follow-on sales to the same customers and to expand sales within these industries.

          Broaden Application of the Company's Technology in the Industrial VOC
          ---------------------------------------------------------------------
Market. The Company is continuing to identify new strategic customers within
------
industrial VOC applications not currently served by the Company, such as the electronics and semiconductor industries. There is an increasing demand from customers to supply comprehensive systems that combine the Company's FTO technology with other technologies. These "hybrid" systems may provide for energy recovery or product recovery as well as treatment of the customer's fume stream. The Company intends to continue to provide a full range of systems that provide a fully integrated solution to meet the customer's needs.

          Expand International Operations.   The Company believes that its
          -------------------------------
installed base and proven applications provide a solid foundation for sales and marketing in both the United States and overseas. In 1994, the Company opened an office in the United Kingdom and in 1996 expanded its United Kingdom work force and capabilities to include applications engineering, fabrication, assembly and service. The Company has established distribution relationships in Japan, Taiwan and the People's Republic of China. In 1997, the Company plans to add expanded capability in Asia including project management, applications engineering, and subcontracted vendor support.

          Establish New Market Applications.   In addition to the market for
          ----------------------------------
industrial VOC controls, the Company believes that its innovative FTO technology may have a competitive advantage in a number of markets. The Company has embarked upon joint development programs with leading organizations to explore the application of the Company's FTO technology to the control of diesel engine emissions, and treatment of radioactive mixed wastes and is seeking a strategic partner to pursue destruction of chemical weapons.

          Selectively Provide Complementary Technologies.   Customers are
          ----------------------------------------------
increasingly requiring integrated system solutions. To provide such solutions the Company seeks to expand its technology portfolio through joint ventures, selective marketing arrangements and acquisitions. In April 1996, the Company acquired all rights from Purus, Inc. to a VOC adsorption technology known as PADRE. The PADRE technology is a recovery technology using a regenerative synthetic adsorption resin to capture and recover very low concentration VOCs from low to medium flow vapor streams. In addition to stand-alone sales of PADRE units, the Company believes the PADRE technology can be combined with the Company's technology in an integrated system for flows with low VOC content or where the customer requires destruction rather than recovery of the captured VOCs.

CURRENT THERMATRIX INDUSTRIAL VOC APPLICATIONS

          The Company has identified industries which are large generators of VOCs and where it believes its FTO technology provides significant competitive advantages over existing treatment methods. The Company has sought acceptance of its systems in each of its initial target markets through the utilization of "market leader" customers. To date, the Company has sold over 60 systems across a range of industries including petroleum, chemical/petrochemical, pharmaceutical, pulp and paper manufacturing, medical sterilization and for soil and groundwater remediation. The following table sets forth the Company's target markets, representative customers and the types of VOCs treated by its systems:

Target Markets                             Representative Customer                  VOCs Treated
------------------------------------   -------------------------------        -------------------------
Petroleum/Refining                     Chevron, Tosco                         Hydrocarbons

Chemical/Petrochemical                 Dow Chemical, Monsanto, FMC,           Chlorinated and
   Manufacturing                       Mobil Chemical Company, Formosa        Fluorinated Compounds
                                       Petrochemical Corporation, PPG
                                       Industries, Inc., Bayer Corporation

Pharmaceuticals Manufacturing          Zeneca, Chesebrough-Pond's USA         Chlorinated Compounds

Pulp and Paper Manufacturing           Georgia Pacific, Simpson Paper         Sulfonated Compounds

Medical Sterilization                  Sorex Medical                          Ethylene Oxide

Soil and Groundwater Remediation       DOD, DOE, Thermo Remediation,          Chlorinated Compounds and
                                       Envirogreen                            Hydrocarbons

          Petroleum.   The petroleum industry is a large generator of VOCs.
          ---------
These VOCs are released into the environment from a multitude of sources, including marine terminals, unit process operations and fugitive emissions from hundreds of small sources (for example, pumps and valves). Petroleum refineries also generate significant volumes of oily waste water across their various processes. Recent Federal regulations regarding benzene in waste water have resulted in mandates to achieve acceptable emission levels for control devices used to process any vapor phase emissions from oil/water separation. These processing units are often located in flammable areas and require all adjacent process equipment to be certified for operation in flame proof areas.

          The primary advantages of the Company's technology as applied to the petroleum industry includes cost effectiveness and its high DRE, which minimizes the need for secondary hazardous waste disposal and may enable customers to receive regulatory emission credits, and the ability to treat VOC emissions at their source in flame proof environments.

          Chemical/Petrochemical.   The chemical/petrochemical industries are
          ----------------------
two of the largest generators of complex VOCs, including those containing chlorinated, fluorinated and sulfonated compounds. Thousands of industrial facilities within these industries manufacture a wide range of organic chemicals, including plastics, paints, solvents, pesticides and fertilizers. Most conventional VOC treatment methods have limited ability to treat these complex organic compounds.

          The Company believes that its technology is cost effective and particularly well-suited for the treatment of certain hydrocarbons and other hard-to-treat VOCs given its ability to deliver high DRE with de minimis formation of by-products such as NO\\X\\, CO and PICs. Further, the Company's FTO systems are designed to withstand corrosive by-products, which may contaminate catalytic destruction systems and shorten the lives of other treatment systems.

          Pharmaceutical.   The pharmaceutical industry uses large volumes of
          --------------
chlorinated hydrocarbons in the manufacture of pharmaceuticals, including drug intermediates, and personal care products. The industry typically utilizes batch processes employing a broad range of compounds within the same manufacturing facility. Due to the highly toxic properties of many of the elements used in the pharmaceutical manufacturing process, these firms demand reliable systems with the ability to handle a wide variety of toxic waste streams in varying flows and concentrations.

          The primary advantages of the Company's technology as applied to the pharmaceutical industry are its high DRE, on-line reliability and ability to deal safely with a variety of compounds.

          Pulp and Paper.   Paper production uses the kraft process, which
          --------------
generates VOCs from the cooking liquor used to dissolve the organic binder material in wood chips. The economics of the kraft process require recovery and reuse of the spent cooking chemicals and recovery of the heat content of the concentrated spent liquor. This chemical and energy recovery is typically accomplished through combustion, which generates large volumes of flue gases containing significant concentrations of malodorous sulfonated compounds.

          The Company has developed an application for its technology which has been demonstrated to be more effective than conventional methods in removing these sulfonated compounds and reducing the unpleasant odor often associated with the kraft process.

          Medical Sterilization.   Ethylene oxide is a highly potent fumigant
          ---------------------
used by commercial sterilization facilities and hospitals to sterilize medical devices. Since the off-gas from these sterilization facilities is extremely toxic and flammable, it demands a treatment system with a high DRE. There are currently over 100 such sterilization facilities across the United States that will be required to install abatement systems within the next few years.

          The primary advantages of the Thermatrix technology as applied to the medical sterilization industry include its flameless nature and high DRE. Sorex Medical, a large contract sterilizer, selected the Thermatrix system because of its inherent safety, low capital and maintenance costs, high DRE and on-line reliability when compared with the traditional treatment methods, catalytic oxidation and wet scrubbers.

          Soil and Groundwater Remediation.   The soil and groundwater
          --------------------------------
remediation market continues to seek proven, low cost, expedient solutions. The Company has sold eight FTO units and six PADRE systems for soil and groundwater remediation, including units in facilities owned by DOD, DOE, Thermo Remediation Inc., Envirogreen Technologies, Ltd., and a unit in association with an in-situ thermal desorption technology for a PCB contaminated site. The DOE conducted an independent demonstration at Savannah River to compare the performance of flame-based destruction systems, catalytic oxidizers and the Company's FTO technology. The results of the demonstration showed that, for the fume streams demonstrated, the life cycle cost of the Company's FTO technology was less than one-third that of the other technologies and that the Company's system achieved significantly higher DRE. The DOD has also conducted a similar demonstration at McClellan Air Force Base in Sacramento, California with cost savings of almost 20% compared to the alternate technology.


POTENTIAL APPLICATIONS UNDER DEVELOPMENT

          In addition to its core industrial VOC emissions control business, the Company has embarked on a strategy of working with strategic partners to evaluate the feasibility of applying the Company's FTO technology for other uses.

          Diesel Engine Emission Control.   The fume and soot emissions from
          ------------------------------
static and mobile diesel engines create a serious environmental problem for which there is currently no cost-effective solution. The Company is collaborating with a leading supplier of automotive and aerospace components to test the feasibility of the Company's FTO system to treat diesel emissions. The Company delivered a prototype unit in late 1996 which was fitted to a diesel engine test bed. Tests have been conducted with varying diesel injection scenarios to test the ability of the system to handle a range of particulate sizes and VOC emissions. Initial test results received in 1997 have been encouraging and the Company intends to conduct further development activity.

          Radioactive Mixed Wastes.   Mixed wastes are comprised of radioactive
          ------------------------
wastes and organic chemical wastes. The treatment objective is to remove and destroy the organic materials in order to reduce the waste volume prior to landfilling or encapsulation, vitrification or stabilization of the radioactive components for final disposal or storage. In October 1996, the Company announced the formation of Formatrix, LLC ("Formatrix"), a joint venture with ThermoChem, Inc., a Maryland-based leader in steam reforming systems.
Formatrix, LLC will combine, under license, the patented technologies from Thermatrix and ThermoChem to create a treatment system for significantly reducing the volume of the radioactive wastes prior to their encapsulation or vitrification for long-term burial. Formatrix, LLC will initially focus on treating radioactive wastes from spent ion exchange resins. A prototype Thermatrix-ThermoChem system has been constructed under a contract with the DOE and has successfully treated a number of non-radioactive surrogate mixed wastes.

          Chemical Demilitarization.   Chemical demilitarization refers to the
          -------------------------
safe disassembly and destruction of stockpiled chemical warfare agents. Government programs are currently underway in both the United States and overseas to develop techniques to safely destroy chemical warfare agents such as mustard gas and nerve agents. The chemical makeup of many of these agents, particularly mustard gas, is similar to compounds that the Company is currently destroying in the commercial industrial market. The Company is seeking a strategic operating partner to pursue this market.

          The engineering challenges involved in treating diesel emissions, radioactive mixed wastes and chemical warfare agents are different in a number of respects from the conditions in which the Thermatrix system has been used in the past, and there can be no assurance that the Thermatrix technology will prove successful in any of these new applications.


SALES AND MARKETING

          The Company has established a network of independent commissioned sales representatives. The Company currently has agreements with 17 representative organizations with over 50 sales agents selling the Company's FTO system throughout the United States and Canada. The representative organization network was established to introduce the technology by utilizing the long-standing relationships and selling experience of the independent representatives with the Company's target customer base.

          All independent representatives are paid solely on commission, which is calculated on a sliding scale as a percentage of sales revenues. The representative organization is established geographically and is managed by four in-house Regional Sales Directors. These regional sales directors typically hold science or engineering degrees and have an average of 14 years of industrial selling experience. Responsibility for pricing and terms and conditions is retained by the Company. Regional sales offices are located in: Naperville, Illinois; Westford, Massachusetts; Houston, Texas; and Lakewood, Colorado.
Sales to government agencies are handled directly by the Company.

          In order to manage the growing global interest in the technology, the Company established a London office in 1994, which employs six people and handles sales and technical support directly for the European market. In 1995, the Company entered into representative agreements with ICI Taiwan Limited and ICI Japan Limited for sales representation in Taiwan and Japan, respectively.
In 1996, the Company expanded its coverage in Asia to include the Peoples' Republic of China and signed a three-way agreement with ICI Japan Limited and Toray Engineering Co. to include support for engineering, assembly, installation and commissioning services in Japan.


RESEARCH AND DEVELOPMENT

          Fundamental research and development of the Company's FTO technology began as part of a research program conducted by the DOE to find ways to extract energy from oil shale. Research in the technology has been conducted by the DOE at the Lawrence Livermore National Laboratory and subsequently by the Company over a twelve-year period. Since 1992, the Company's research and development has focused primarily on the development of applications for its FTO technology as a thermal destruction process for the treatment of VOCs. In 1996, the Company expanded its development activities to include engineering improvements to the existing PADRE technology and development of a hybrid system utilizing both FTO and PADRE.

          The research and development group consists of three technical program managers led by Dr. Richard J. Martin, Director of Technology and one of the key developers of the technology. The group has two primary missions: (i) to optimize the Company's technology for new applications in the industrial VOC control market, and (ii) to support the technology development for new market applications such as diesel emission control, radioactive mixed waste treatment and chemical demilitarization. When areas of specialized expertise are required, such as advanced metallurgy, the Company relies on consulting and collaboration relationships with SRI International.

          The Company maintains six transportable demonstration units that are deployed around the world to demonstrate and optimize the technology on actual VOC fume conditions.


INTELLECTUAL PROPERTY

          As of February 28, 1997, the Company owned seven United States and seven international patents, had received notice of allowance for three additional United States patent applications and two additional international patent applications, and had an additional five United States and 25 international patent applications pending relating to its thermal treatment technology. All issued United States patents expire during the period between July 31, 2005 and February 11, 2014. The Company has granted a license of its patents to Formatrix, LLC, a joint venture 40% of which is owned by the Company, for restricted use in the field of low level radioactive spent ion exchange resins.

          The Company's ten issued and allowed United States patents include several hundred claims of varying scope relating to many of the Company's inventive methods and apparatuses. These patents cover fundamental aspects of flameless thermal oxidation that are the bases of the Company's technology and their application. Aspects of the technology, including the use and maintenance of a "flameless reaction wave" of gases or vapors in a matrix of heat resistant materials, are covered under a variety of claiming formats.

          In addition to patents, the Company relies on trade secrets and proprietary know-how, which it seeks to protect, in part, through appropriate confidentiality and proprietary information agreements. The confidentiality and proprietary information agreements generally provide that all confidential information developed or made known to individuals by the Company during the course of the relationship with the Company is to be kept confidential and not disclosed to third parties, except in specific circumstances. The agreements also generally provide that all inventions conceived by the individual in the course of rendering services to the Company shall be the exclusive property of the Company.

          In addition to the foregoing patents and patent applications, the Company has three issued United States trademarks, and has an additional two United States and four international trademark applications pending for certain of the Company's tradenames and other intellectual property.


ENGINEERING AND MANUFACTURING

          The Company's engineering and manufacturing operations are based in Knoxville, Tennessee and are organized under a comprehensive project management system, including project costing, process design and engineering, procurement, system assembly, pre-testing, installation and commissioning.

          The Company has focused on modularizing and standardizing components of its technology and utilizes sophisticated software to integrate these components into comprehensive air pollution control systems. This systems integration expertise allows the Company to provide comprehensive systems centered around the Company's FTO technology. The engineers utilize state-of-the-art, PC-based, computer-aided engineering and database management tools, including three-dimensional design tools. The Company believes this approach to automating the design process drives down costs by: (i) optimizing the engineering work effort and allowing ready access to the growing inventory of standardized design data; (ii) contributing significantly to accuracy, completeness and efficiency in the manufacturing continuum (design-- procurement--fabrication--assembly);

(iii) shortening the Company's product delivery cycle; and (iv) facilitating the handling of design data between the Company, its subcontractors and its clients.

          The systems are typically assembled, wired and tested prior to delivery and installation. The Company manufactures its systems to customer order. Component fabrication is carried out using qualified subcontractors specializing in the manufacture of the particular component. These specialized subcontractors adhere to and carry formal certification with national and international codes and standards such as those of the American Society of Mechanical Engineers (ASME). The Company's subcontractors have been selected to allow the Company to expand its capacity to manufacture additional systems while minimizing the Company's investment in fixed costs. The Company uses qualified subcontractors throughout the United States and overseas and is not dependent on any one or subset of these subcontractors.

          In the fabrication process, no one subcontractor is exposed to the entire technology package and final assembly of the systems is completed directly by the Company or a separate subcontractor. Throughout the delivery cycle, the manufacturing process is managed to conform with ISO 9000.

          During the period that the technology was developed, an extensive empirical database of performance characteristics for waste flows of different volumes and compositions was compiled. The Company has used this database to develop a proprietary, software-based design tool. In the design process, the software tools analyze the characteristics of the customer's fume flow and determine the optimal system configuration and size. Not only does this process specify the correct system characteristics, but it automates the task of generating budget proposals. The Company is continuing to expand this database as new systems are installed.


COMPETITION

          The industrial VOC control equipment market is mature and highly fragmented among a large number of competitors, none of whom have a significant industry-wide market share. The Company currently competes primarily with suppliers of flame-based thermal oxidation systems, carbon adsorption systems and scrubbing systems. Within each of these categories, the technologies are generally undifferentiated and characterized by commodity pricing. Since many of these technologies have been in use for over thirty years, they have certain advantages. These technologies are familiar and predictable to companies requiring VOC controls and to regulators, and are available from and promoted by a large number of suppliers. Some of the Company's competitors have substantially greater financial resources, operating experience and market presence than the Company. There can be no assurance that the Company's existing competitors or new market entrants will not develop new technologies or modifications to existing technologies that are superior to or more cost-effective than the Company's FTO technology. In addition, increased competition could result in price reductions and reduced gross margins and could limit the Company's market share.

          The Company believes that the major considerations in selecting industrial VOC control systems are: safety; capital, operating and maintenance costs; ease of permitting; process stream characteristics; unit location; and on-line reliability. The Company believes it competes favorably with respect to these factors.


REGULATION

          VOCs are an unavoidable by-product of many manufacturing and process industries worldwide and must be controlled due to the significant health, safety and environmental risks. Many of these VOCs are flammable, explosive or highly toxic. To control these significant health and safety risks, regulations have been promulgated and enforced in the United States and overseas. These regulatory requirements are expanding globally into developing nations.

          The United States Clean Air Act Amendments of 1990 (the "CAAA") significantly expanded the scope of air pollution regulations established in the 1970s, and required the reduction and control of a wide range of air pollutants, including 189 hazardous air pollutants, most of which are VOCs. The CAAA also addressed the reduction of NO\x\ that, in combination with VOCs, produce smog. The CAAA introduced new regulatory requirements and timetables for the abatement of VOCs and NO\x\ for most geographic areas that become progressively more stringent through the year 2010. Specifically, Title I and Title III of the CAAA address emissions of VOCs. Principal provisions of these titles are discussed below.

          Title I establishes requirements for attaining and maintaining national ambient air quality standards ("NAAQS"). Key provisions of Title I are aimed at bringing cities and other areas which are not in attainment in line with NAAQS in most areas by the year 2000 and all cities by 2010. In addition, measures for all regions require the application of technological controls to reduce emissions of ozone precursors, such as VOCs, from a broad range of industrial activities, including consumer solvents and coatings, hazardous waste treatment storage and disposal facilities, solid waste landfills and marine terminal loading and unloading.

          Title III establishes a new program for the regulation of toxic air pollutants. The combined federal and state program provided for in the legislation creates a comprehensive and coordinated nationwide effort to deal with these pollutants. Title III specifically lists 189 substances as hazardous air pollutants, of which most are VOCs. Title III defines three significant programs that will require substantial pollution control expenditures by industry across the nation: (i) control of routine releases of air toxins from major industrial and commercial sources; (ii) control of air toxic releases from area sources, primarily in urban areas; and (iii) control of accidental releases of air toxins from industrial and commercial sources. To reduce emissions of the 189 listed toxic hazardous air pollutants, the application of the maximum achievable control technology at major air emitting sources may be required.

          The Company works with regulatory agencies both domestically and overseas to inform these agencies about the Company's FTO technology in order to facilitate the permitting process for its customers. In England, Her Majesty's Inspectorate of Pollution has issued Technical Note ITN/IPCX/02 identifying the flameless oxidation process benefits of high destruction (greater than 99.99%) and low formation of NO\x\ and CO. The Company's FTO system was selected for inclusion in the Texas Natural Resource Conservation Commission list of innovative environmental technologies. Thermatrix is currently under review for certification by the California Environmental Protection Agency ("CalEPA") as a flameless thermal destruction technology. The CalEPA program is closed to incineration technologies.


EMPLOYEES

          As of February 28, 1997, the Company had 61 full-time employees, 17 of whom hold advanced degrees. The Company believes that it has been successful in attracting experienced and capable engineering, operations and management personnel. None of the Company's permanent, full-time employees is covered by collective bargaining agreements.


RISK FACTORS

          Operating Losses and Accumulated Deficit; Uncertainty of Future
          ---------------------------------------------------------------
Profitability.   The Company had a net loss of approximately $4.9 million in
-------------
1996, and had an accumulated deficit of approximately $27.1 million at December 31, 1996. Since 1992 when the Company restructured its operations, the Company has financed its operations primarily through private placements of equity securities totaling approximately $20.3 million, an initial public offering of its common stock with net proceeds totaling approximately $22.1 million, and a credit facility with its bank of $4.0 million. The Company does not expect to be profitable unless and until sales of its FTO systems generate sufficient revenues to fund its operations. There can be no assurance that the Company will achieve such revenues.

          Uncertainty of Market Acceptance.   To date, FTO systems have been
          --------------------------------
installed in a small segment of a number of industries. There can be no assurance that the Company's FTO technology will receive broad market acceptance as an economically and environmentally acceptable means of destroying VOCs. Broad market acceptance of the Company's products will depend upon the Company's ability to persuade potential customers to adopt its FTO technology in place of certain, more established, competing technologies, including flame-based destruction and carbon adsorption systems. The failure of the Company to persuade a significant number of potential customers to adopt its FTO technology would have a material adverse effect on the growth of the Company's business, results of operations and financial condition.

          Sensitivity to Major Projects.  In 1996, three projects accounted for
          -----------------------------
38% of the Company's revenues and in 1995, two projects accounted for 59% of the Company's revenues. Although the Company is expanding the number of its customers and installations, the average size and dollar volume of each installation has been increasing. As a result, the Company's results of operations are likely to continue to be dependent on major projects. Such a reliance on major orders is likely to lead to fluctuations in, and to reduce the predictability of, quarterly results. Larger projects also pose other challenges. The sales cycle for larger projects tends to be longer than for smaller projects, and, when orders are received, projects may be delayed by factors outside the Company's control, including customer budget decisions, design changes and delays in obtaining permits. Also, because the dollar volumes are larger, the costs of providing warranty services could increase. The Company's business, results of operations and financial condition could be materially adversely affected if the Company were to fail to obtain major project orders, if such orders were delayed, if installations of such systems were delayed, or if such installations encountered operating, warranty or other problems.

          Fluctuations in Quarterly Operating Results.   The Company's quarterly
          -------------------------------------------
revenues and operating results have varied significantly in the past and may fluctuate significantly in the future as a result of a variety of factors, many of which are outside the Company's control. Such factors include general economic and industry conditions, the size and timing of individual orders, the timing and amount of project change orders, the introduction of new products or services by the Company or its competitors or the introduction of the Company's products to new markets, changes in the levels of operating expenses, including development costs, and the amount and timing of other costs relating to the expansion of the Company's operations.

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

          Management of Growth.   The Company's revenues increased from $6.5
          --------------------
million in the year ended December 31, 1995 to $13.6 million in the year ended December 31, 1996. The Company's growth has placed, and could continue to place, a significant strain on its managerial, operational and financial resources. Although it relies on subcontractors to fabricate subassemblies and to assemble and install completed systems, the Company uses its own employees to design, test and commission systems. The Company seeks to maintain engineering and design staffing levels adequate for current and near-term demand. During periods of rapid growth, such as that experienced by the Company during the last year, the Company's engineering and design personnel generally operate at full capacity. As a result, future growth, if any, is limited by the Company's ability to recruit and train additional engineering, design and project management personnel and by the ability and performance of the individual employees in managing more and larger projects. Furthermore, any failure to maintain quality or to meet customer installation schedules could damage relationships with important customers, damage the Company's reputation generally and result in contractual liabilities. There can be no assurance that the Company will be able to effectively manage an expansion of its operations or that the Company's systems or controls will be adequate to support the Company's operations if expansion occurs. In such event, any failure to manage growth effectively could have a material adverse effect on the Company's business, results of operations and financial condition.

          Risks Associated with International Operations and Sales.   The
          --------------------------------------------------------
Company plans to increase its revenues, in part, through an expansion of its overseas operations. International sales and operations may be limited or disrupted by the imposition of government controls, export license requirements, trade restrictions, changes in tariffs, difficulties in staffing, the transport of machinery, managing international operations and other factors. Expansion internationally encompasses the need to provide an infrastructure for operations, sales and administration. There can be no assurance that the Company will be able to attract, hire and train personnel or develop the infrastructure needed on a timely basis which may have an adverse impact on the Company's business, results of operations and financial condition. Regulatory compliance requirements differ among foreign countries and are also different from those established in the United States. If the Company's customers are unable to obtain the necessary foreign regulatory approvals on a timely basis, the Company's international sales, and thereby its business, results of operations and financial condition, could be materially adversely affected. Additionally, the Company's business, results of operations and financial condition may be materially adversely affected by fluctuations in currency exchange rates as well as increases in duty rates, difficulties in obtaining export licenses, ability to maintain or increase prices and competition. The Company denominates international sales in either United States dollars or local currencies. Sales in Europe have been primarily denominated in pounds sterling. Since some expenses in connection with international contracts are often incurred in United States dollars, there can be a short-term exchange risk created. If the Company has significant international sales in the future denominated in foreign currencies, the Company may purchase hedging instruments to mitigate the exchange risk on these contracts.

          Risks Associated with Commercialization of Technology.  As the
          -----------------------------------------------------
Company's technology has become more accepted, the Company has been selling increasingly larger systems. Larger systems are generally distinguished by the size and weight of the system and the characteristics of the waste stream flow. The operating history of the larger units is shorter, and the larger systems are generally more complex than the initial systems installed by the Company. Consequently, there can be no assurance that the performance of the Company's units will not deteriorate as the units age or that unanticipated problems will not be encountered with the larger, more complex systems. Any deterioration of the Company's units or unanticipated problems with its systems could have a material adverse effect on the Company's business, results of operations and financial condition.

          Proprietary Technology and Unpredictability of Patent Protection.
          ----------------------------------------------------------------
The Company relies on patents, trade secrets and proprietary know-how, which it seeks to protect, in part, through appropriate confidentiality and proprietary information agreements with its strategic partners, employees and consultants. There can be no assurance that the proprietary information or confidentiality agreements will not be breached, that the Company will have adequate remedies for any breach, or that the Company's trade secrets and proprietary know-how will not otherwise become known to or be independently developed by others.

          Uncertainty of Regulatory Acceptance.   The Company's customers are
          ------------------------------------
required to comply with environmental laws and regulations in the United States and elsewhere which limit the emission of VOCs and other chemicals. Such environmental laws and regulations also restrict the methods which companies may use to reduce or eliminate toxic emissions and often require the permitting of emission control equipment. The Company believes that its FTO technology does not come under the United States Environmental Protection Agency's ("EPA") current definitions of incineration. Classification as an incineration technology could significantly increase the length of time and cost of the permitting process for customers because of the requirement for a public hearing, especially where community sentiment is opposed to incineration technology. There can be no assurance that the EPA will not classify the Company's FTO technology as an incineration technology in the future or that there will not be other federal, state or foreign regulatory developments that increase the regulatory burden on the Company's customers, including requirements for more extensive permitting, in order to utilize the Company's systems. A lengthier permitting process could reduce the competitive advantages of the Company's technology and materially adversely affect the Company's business, results of operations and financial condition. In addition, the level of enforcement activities by environmental protection agencies and changes in laws and regulations will also affect demand for the Company's systems. To the extent that certain VOCs are banned or lower cost substitutes that are not subject to regulation are developed for some or all of the VOCs currently generated in the Company's markets, such bans or developments could materially adversely affect the demand for the Company's systems. To the extent that the burdens of complying with such environmental laws and regulations may be eased, the demand for the Company's systems could be materially adversely affected. In addition, the existence of environmental regulations and the level of enforcement vary by country and may affect the Company's ability to sell its systems outside the United States.

          Dependence on Key Personnel.   The Company's success depends to a
          ---------------------------
significant extent upon its executive officers, particularly its Chairman, President and Chief Executive Officer, John T. Schofield, and key engineering, sales, marketing, financial and technical personnel. Employees may voluntarily terminate their employment with the Company at any time, and none of the Company's employees is subject to any term employment contract with the Company. Because the Company is still at an early stage of growth, the Company has limited personnel resources available to address the different activities in its business. The loss of the services of one or more of the Company's key employees could have a material adverse effect on the Company's business, results of operations and financial condition. The Company maintains key employee life insurance on the life of John T. Schofield in the amount of $2,000,000. There can be no assurance that such amount will be sufficient to compensate the Company for the loss of the services of such individual.

          The Company also believes that its future success will depend in large part upon its ability to attract and retain additional highly skilled personnel, particularly design and process engineers. Because of the technical sophistication of the Company's systems and the sophisticated engineering software utilized by the Company, design and process engineers who join the Company generally are required to have advanced technical knowledge and significant training to perform efficiently and productively. The availability of such personnel is limited, and the Company has at times experienced difficulty in locating new employees with the requisite level of expertise and experience. There can be no assurance that the Company will be successful in retaining its existing key personnel or in attracting and retaining the personnel it requires in the future

          Risks Associated With Development Programs.   In addition to its core
          ------------------------------------------
industrial VOC emissions control business, the Company has embarked on a strategy of working with strategic partners to evaluate the feasibility of applying the Company's FTO technology for other uses. In collaboration with strategic partners, the Company has begun tests involving diesel emission control, radioactive mixed waste treatment and chemical weapons destruction. The engineering challenges involved in treating diesel emissions, radioactive mixed wastes and chemical warfare agents are different in a number of respects from the conditions in which the Thermatrix system has been used in the past, and there can be no assurance that the Thermatrix technology will prove successful in any of these new applications. Moreover, the Company's extensive database of test results which it uses to design systems for individual installations may not be relevant to these new applications. If early tests of any of these new applications are positive, the Company may need to engage in extensive and costly applications development and engineering in order to commercialize its system for such use, and there can be no assurance as to the success of any such effort.

          Dependence on the Reliability and Performance of Subcontractors.   The
          ---------------------------------------------------------------
Company relies on subcontractors to build system components and to assemble and install systems. The Company's ability to deliver high quality systems on time will depend upon the reliability and performance of its subcontractors. The failure of a subcontractor to meet delivery schedules could cause the Company to default on its obligations to its customers, which could materially adversely affect the Company's reputation, business, results of operations and financial condition. In addition, the Company's reliance on subcontractors for manufacturing, assembly and installation places a significant part of the Company's quality control responsibilities on these subcontractors. There can be no assurance that the Company will be able to continue to contract for the level of quality control required by the Company's customers. The failure to provide such quality control could result in manufacturing and installation delays which could have a material adverse effect on the Company's business, results of operations and financial condition.

          Possible Product Liability.   The Company's FTO systems are designed
          --------------------------
to destroy VOCs, which are highly toxic and flammable. If the Company's systems are improperly designed or operated outside of design parameters and operating instructions provided by the Company, there is a risk of system failure or release of VOCs, which could require the Company to defend itself against a product liability or personal injury claim. Although the Company has product liability and commercial general liability insurance in scope and amount which it believes to be sufficient for the conduct of its business, there can be no assurance that such insurance will cover or be adequate to cover such claims. In addition, the Company's general liability insurance is subject to coverage limits and excludes coverage for losses or liabilities relating to environmental damage or pollution. Accordingly, the Company's efforts to defend itself against such claims could have a material adverse effect on the Company's business, results of operations and financial condition.

          Dependence on Customer Information.   The Company is highly dependent
          ----------------------------------
upon information provided by its customers concerning the type, volume and flow rate of VOC emissions to be treated by the Company's systems. If the customer's information is inaccurate, a malfunction in the Company's FTO system could occur, resulting in damage to the customer's facilities or personal injury. In addition, incorrect information could cause delays in the design, manufacture and installation of the customer's system. Through no fault of its own, the Company could then be held liable for damages resulting from such malfunction or delay. Any of these factors could have a material adverse effect on the Company's business, results of operations and financial condition.

          Potential Environmental Liability.    Although the Company does not
          ---------------------------------
believe that its activities would directly expose it to liabilities under local, state or federal environmental laws and regulations, if the Company were to improperly design, manufacture or test its systems or fail to properly train its customer's employees in the operation of the systems, it could be exposed to possible liability for investigation and clean-up costs under such environmental laws. Although the Company does not currently lease its systems to customers or operate the systems on behalf of its customers, if it were to do so in the future, the Company could be liable under environmental laws for any releases of hazardous substances.

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

          Risks Associated with Fixed Price Contracts.   A majority of the
          -------------------------------------------
Company's contracts are performed using "fixed-price" rather than "cost-plus" terms. Under fixed-price terms, the Company quotes firm prices to its customers and bears the full risk of cost overruns caused by estimates that differ from actual costs incurred or manufacturing delays during the course of the contract. Some costs, including component costs, are beyond the Company's control and may be difficult to predict. If manufacturing or installation costs for a particular project exceed anticipated levels, gross margins would be materially adversely affected, and the Company could experience losses. In addition, the manufacturing process may be subject to significant change orders. However, the cost of these change orders may not be negotiated until after the system is installed. The failure of the Company to recover the full cost of these change orders could materially adversely affect gross margins and also cause the Company to experience losses.


ITEM 2.    PROPERTIES

          The Company leases approximately 5,000 square feet of office space in San Jose, California under a three-year lease with a two-year renewal option, which the Company uses as its research and development, bid and proposal and corporate administrative offices. The Company has a remaining three-year lease for approximately 15,000 square feet of office space in Knoxville, Tennessee which it primarily uses for project engineering, project management and accounting offices and a 12-month lease for an approximately 10,000 square foot assembly facility.

          In addition to the two primary facilities above, the Company leases a sales office in Houston, Texas and an office in Rockville, Maryland under month-to-month leases. The Company leases approximately 1,000 square feet of office space in London, England under a five-year lease, which it uses for sales and a 5,000 square foot office in Hessle, England under a six year lease which it uses for operations and engineering. The Company anticipates subletting the London office in 1997 and housing all European activities in the Hessle office space thereafter.

ITEM 3.    LEGAL PROCEEDINGS

          The Company is involved in various routine legal proceedings incident to the ordinary course of its business. Management believes that the outcome of all pending legal proceedings in the aggregate will not have a material effect on the Company's business, financial condition or result of operations.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted to a vote of stockholders during the fourth quarter of the Company's fiscal year.



                                    PART II


ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

          The common stock of the Company is traded on the NASDAQ National Market under the symbol "TMXI." The following table sets forth, for the periods indicated, the high and low sales prices of the common stock (as reported by NASDAQ):

                             PERIOD                      HIGH    LOW
                             ------                      ----    ---

                    June 19, 1996 to June 30, 1996        13   12-1/2
                    Third Quarter 1996                    13    7-1/2
                    Fourth Quarter 1996                   12    7-1/8


As of February 28, 1997 there were over 1,000 holders of the Company's Common Stock. The Company has never declared or paid dividends on its stock. The Company currently intends to retain earnings to finance the growth and development of its business and does not anticipate paying dividends in the foreseeable future.

ITEM 6.     SELECTED CONSOLIDATED FINANCIAL DATA

          The selected consolidated financial data set forth below with respect to the Company's statements of operations for each of the three years in the period ended December 31, 1996 and with respect to the Company's balance sheets as of December 31, 1996 and 1995 are derived from the consolidated financial statements included elsewhere in this report and should be read in conjunction with those financial statements and related notes thereto and "Management's
Discussion and Analysis of Financial Condition and Results of Operations."   The
statement of operations data for the years ended December 31, 1993 and 1992 and the balance sheet data as of December 31, 1994, 1993 and 1992 are derived from audited financial statements not included in this report.


                                                                YEARS ENDED DECEMBER 31,
                                                       ------------------------------------------
                                             1996              1995                  1994             1993        1992
                                           ---------   --------------------   -------------------   ---------   ---------
                                                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
CONSOLIDATED STATEMENT OF OPERATIONS
 DATA:
            Revenues...............         $13,605                $ 6,494               $ 3,135     $   881     $ 1,041
            Cost of revenues.......          12,002                  6,064                 3,099         966         937
                                            -------                -------               -------     -------     -------
            Gross margin...........           1,603                    430                    36         (85)        104
                                            -------                -------               -------     -------     -------

            Research and development            748                  1,084                 1,326         483         414
            Selling, general and
             administrative ........          6,168                  4,740                 4,503       2,100       1,290
                                            -------                -------               -------     -------     -------

            Loss from operations....         (5,313)                (5,394)               (5,793)     (2,668)     (1,600)

            Net loss................        $(4,877)               $(5,194)              $(5,821)    $(2,621)    $(1,751)
                                            =======                =======               =======     =======     =======

            Net loss per share/(1)/.         $(0.73)
                                            =======

            Pro forma net loss
              per share/(1)/........                                $(0.91)
                                                                   =======

            Shares used in per share
             computation............          6,664                  5,720
                                            =======                =======


                                                                            DECEMBER 31,
                                                       -------------------------------------------------------

                                             1996                   1995                  1994        1993        1992
                                            -------                -------               -------     -------     -------
 CONSOLIDATED BALANCE SHEET DATA:
            Cash, cash equivalents and
             short-term investments...       $16,199                $   981               $ 6,930     $ 1,730     $   494
            Total assets..............        24,009                  4,228                 9,223       2,072         999
            Long-term debt............            --                     --                    --          --          --
            Redeemable convertible
             preferred stock..........            --                 11,321                11,321          --          --
            Stockholders' equity
             (deficit)................         21,398                 (9,345)               (4,209)      1,611         419

------------
(1) See Note 2 of Notes to Consolidated Financial Statements - Summary of Significant Accounting Policies -- Net Loss Per Share and Pro Forma Net Loss Per Share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

          Thermatrix Inc. is a global industrial technology company primarily engaged in the development, manufacture and sale of industrial process equipment for the destruction of volatile organic compounds and hazardous air pollutants (collectively, "VOCs"). The core component of the Company's technology is its proprietary flameless thermal oxidizer ("FTO").

          The Company derives its revenues primarily from contracts to develop and manufacture FTO systems for the treatment of VOCs. In general, the Company pursues new market applications to control industrial VOC emissions by collaborating with a strategic customer in the particular market area. Under these collaborative arrangements, the customer's engineers and other technical personnel work closely with the Company to design and develop an industry- and application-specific system. The Company prices these initial installations at or near the Company's estimated cost. Such applications development projects generate little or no gross margins. This allows the Company to recover the costs of its application development efforts while establishing the acceptance of the Company's technology with market leader customers. The Company believes these collaborative efforts will continue to be important to its success, and the Company intends to continue to develop applications for its technology utilizing these collaborative relationships in the future. Systems for established applications are priced higher, can generally be produced at lower cost and have higher gross margins. The Company principally uses the percentage-of-completion method of accounting to recognize contract revenues. Losses on contracts are charged to cost of revenues as soon as such losses become known.

          The Company's core technology has been successfully commercialized in the industrial VOC control market for applications in the petroleum, chemical/petrochemical, pharmaceutical, medical sterilization and pulp and paper industries, and for soil and groundwater remediation. The Company will seek to expand into additional segments of the industrial VOC control market. Because the Company's technology has been commercialized, the Company does not expect that costs associated with further research and development of its core FTO technology for the industrial VOC control market will be material to the Company's results of operations.

          In addition to its current market for industrial VOC emission controls, the Company is currently working with strategic partners to evaluate the feasibility of applying the Company's technology to other markets. In October 1996, the Company entered into a joint venture (Formatrix, LLC) with ThermoChem, Inc. to explore the commercialization of a system to treat mixed wastes. Also, the Company is completing tests to address the feasibility of the Company's system to treat emissions from diesel engines. The strategic partners generally share some, but not all, of the evaluation costs. Expenses incurred by the Company, primarily labor costs, are generally recorded as research and development expenses. To the extent such research and development expenses are reimbursed by the strategic partner, these amounts are reflected as a reduction of research and development expenses. If evaluation costs are reimbursed under the terms of a purchase contract, these amounts are reflected as cost of revenues. In addition, the Company, in some cases, may provide an evaluation system to the strategic partner. Such costs are capitalized and amortized over the estimated useful life of the evaluation system. Currently, expenses incurred by the Company for these recent development programs have not been material. However, if the early tests in any of these new applications are positive, the Company may need to engage in more extensive development and engineering in order to commercialize its technology for such use. There can be no assurance as to the outcome of such evaluation programs or, if initiated, the outcome of any such applications development and engineering effort.

          The Company's quarterly revenues and operating results have varied significantly in the past and may fluctuate significantly in the future as a result of a variety of factors, many of which are outside the Company's control. Such factors include general economic and industry conditions, the size and timing of individual orders, the timing and amount of project change orders, the amount of first-time engineering needed, the introduction of new products or services by the Company or its competitors or the introduction of the Company's products to new markets, changes in the levels of operating expenses, including development costs, and the amount and timing of other costs relating to the expansion of the Company's operations.

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

          In April 1996, the Company acquired from Purus, Inc. its PADRE technology, which is a process used to capture and recover very low concentration VOCs from low to medium flow vapor streams. The PADRE technology was acquired from Purus, Inc. as a fully developed technology and commercial units of the PADRE system have been sold. Therefore, the Company does not expect to incur material research and development costs in connection with the manufacture and sale of stand-alone PADRE units. Sales of PADRE units are subject to a 7% royalty payable to Purus, Inc.


RESULTS OF OPERATIONS

          Fiscal years Ended December 31, 1996, 1995 and 1994
          ---------------------------------------------------

          Revenues increased 110% to $13.6 million in 1996 from $6.5 million in 1995. The increase in revenues is primarily attributable to an increased acceptance of the Company's technology which included contracts for systems used in chemical/petrochemical, petroleum, and pulp and paper industry applications, orders for systems used in remediation projects, and the first unit for use in medical sterilization. Revenues in 1996 also reflected the Company's first sales of PADRE units, the technology acquired from Purus, Inc. in April 1996. Three customers accounted for 13%, 13% and 12% of revenues, respectively, as the Company's customer base increased and the Company's dependence on specific major customers decreased. In 1996, sales to international customers increased to 14% with orders in Europe and in Asia. Revenues grew 107% to $6.5 million in 1995, from $3.1 million in 1994, with two customers accounting for 41% and 18% of revenues. The increase in revenues from 1994 to 1995 represented follow-on sales in the petroleum and chemical/petrochemical industries and for soil and groundwater remediation as well as systems installed in new industrial applications involving the treatment of sulfonated and fluorinated compounds and PCB contaminated soil.

          Gross profit as a percentage of revenues for 1996, 1995 and 1994 was 11.8%, 6.6% and 1.1%, respectively. The increase in gross profit is attributable in part to an increase in follow-on sales for existing applications, increased pricing as the Company begins to value price its systems and, to a lesser extent, reductions in costs from repeat sales of systems for established applications. Gross profit margins are affected by numerous factors including growth of the operations infrastructure, international expansion, initial systems addressing new industries or new applications, larger, more complex systems and the extent and timing of change orders. The growth in the Company's business has necessitated hiring additional design engineers, instrumentation and control engineers and project management personnel. Significant training and familiarization with the Company's FTO technology results in these new individuals not being fully engaged in revenue producing activities which reduces gross profit percentages. As the Company grows internationally, operations infrastructure needs to be added to support the sales activities. In 1997, the Company will add an applications engineer in Asia and will add project management support on assignment from the U.S. operations. In Europe, the Company is recruiting project management and engineering capabilities and has added a senior operations director. In addition, the European operations are being supported by people on assignment from the U.S. Engineering costs and gross margins are impacted by first-time shipments to a foreign country as the Company must comply with the different construction and regulatory codes of that country location. New industry and/or fume characteristics require the Company to expend significantly greater engineering resources in process design and system design. Also such new applications are usually sold at lower initial gross margins as the customer and Company make investments in the development effort. As systems get larger and more complex with hybrid technologies and purchased components, overall gross margin percentages are affected by the Company's ability to mark up the purchased components in the final system. Project change orders can be nominal or can be significant. The Company does not recognize change orders as revenue until the change order is accepted by the customer or acceptance is probable. Depending upon the magnitude of the change order, gross margins can also be affected.

          Research and development expenses include applications engineering expenses not chargeable to specific customer projects, as well as the cost of patent activities. Research and development expenses during 1996, 1995 and 1994 were $748,000, $1.1 million and $1.3 million, respectively. The reduction in research and development expenses primarily reflects the Company's success in developing collaborative efforts with its industrial customers, thereby reducing its own independent expenditures for applications development.

          The Company's sales cycle is affected by numerous conditions outside of the Company's control and can extend up to two years. The Company therefore incurs sales and marketing costs well in advance of the receipt of orders. Bookings of new orders are not consistent from month to month or from quarter to quarter, which can have a material effect on the Company's quarterly revenues. In addition, the booking of any large order in any quarter can have a material effect on the revenue for a subsequent quarter or quarters as revenue generated on large orders is typically recognized over six to seven months. Based on the Company's current level of revenues these larger orders have a more significant impact. Orders are often booked in phases and initial phases may be performed but the subsequent phases may be delayed or canceled. These factors can lead to unusual quarterly fluctuations in revenue, gross margins and net income. Selling, general and administrative expenses increased to $6.2 million in 1996 as compared to $4.7 million in 1995 and $4.5 million in 1994, primarily as a result of increased sales commissions, proposal activity, liability insurance and other costs related to the increased level of sales. Also, the second half of 1996 reflected the increased costs of complying with the additional reporting requirements and other costs of a public company. The Company anticipates that these costs will increase in 1997 as a result of being a public company for a full year. As a percentage of revenues, selling, general and administrative expenses decreased to 45.3% in 1996 as compared to 73.0% in 1995 and 143.6% in 1994.

          Interest income of $548,000 in 1996 primarily results from the investment of the net proceeds from the Company's initial public offering completed in June 1996. Interest income of $231,000 in 1995 resulted from the investment of the net proceeds of an equity private placement in November 1994.


LIQUIDITY AND CAPITAL RESOURCES

          In February 1996, the Company sold 284,594 shares of its Series D Preferred Stock at $7.50 per share to existing investors for net cash of $2.1 million. In June 1996, the Company completed its initial public offering raising net proceeds of $22.1 million.

          During 1996, 1995 and 1994, the Company used $7.9 million, $5.5 million and $5.8 million, respectively, in operating activities and $1.2 million, $528,000 and $319,000, respectively, in investing activities primarily for capital equipment and patent and other asset expenditures. The Company anticipates it will continue to incur losses and will require increased levels of working capital to finance any future growth. Total cash and short-term investments were $16.2 million at December 31, 1996. The Company has a $4.0 million bank line of credit which expires February 25, 1998. There are no borrowings outstanding under the line of credit as of February 28, 1997. The Company believes that its current cash and short-term investments, together with the availability of its line of credit, will be sufficient to finance its working capital and other capital requirements through 1997.

ITEM 8.      CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                             See pages 23 through 37

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

          None


                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          As of December 31, 1996, the executive officers of the Company, who are elected by and serve at the discretion of the Board of Directors, are as follows:

     NAME                                             AGE                                POSITION
     ----                                             ---                                --------
John T. Schofield..................................    59   Chairman, President and Chief Executive Officer
A. Judson Hill.....................................    42   Executive Vice President, Corporate Development
David R. Wright ...................................    58   Executive Vice President, Europe
Alexander G. Baldwin...............................    44   Vice President, Engineering and Operations
Steven J. Guerrettaz...............................    51   Vice President, Finance and Accounting and Chief Financial Officer
Howard M. Hohl.....................................    42   Vice President, North American Sales
Barbara E. Krimsky.................................    36   Vice President, Administration and Secretary


          John T. Schofield.   Mr. Schofield has been President and Chief
          -----------------
Executive Officer of the Company since April 1992, and Chairman of the Board since December 1993. From March 1995 to April 1996, Mr. Schofield served as the Company's Chief Financial Officer. From April 1981 to September 1991, Mr. Schofield served in various executive positions at International Technology Corporation, an environmental management company, where he directed technical services, business activities, strategic planning and development. Mr. Schofield holds a BSc Honours in Chemistry from the University of Manchester, England.

          A. Judson Hill.   Mr. Hill has been Executive Vice President,
          --------------
Corporate Development of the Company since February 1996. From March 1994 to February 1996, Mr. Hill served as the Company's Executive Vice President, Corporate. From August 1990 to March 1994, Mr. Hill was President of Florida First Processing Inc., an environmental services company and a subsidiary of Westinghouse Electric Corporation. Mr. Hill holds B.S. degrees in Biology, Chemistry and Engineering and an M.S. in Environmental Engineering from the University of Pittsburgh.

          David R. Wright.   Mr. Wright has been Executive Vice President,
          ---------------
Europe of the Company since March 1994. From February 1993 to November 1993, Mr. Wright was a consultant to Waste Management International, plc, a waste management company. From January 1989 to February 1993, Mr. Wright served in various executive positions at International Technology Corporation Europe, plc, a subsidiary of International Technology Corporation. Mr. Wright trained as an electrical controls engineer at High Wycombe College of Technology, England.

          Alexander G. Baldwin.   Mr. Baldwin joined the Company in July 1992 as
          --------------------
Director of Operations and in November 1993 was appointed Vice President, Engineering and Operations. From July 1990 through June 1992, Mr. Baldwin was Director of Projects in the Pollution Control Systems Division of International Technology Corporation. Mr. Baldwin holds a B.S. and an M.S. in Civil Engineering from the University of California at Berkeley.

          Steven J. Guerrettaz.   Mr. Guerrettaz joined the Company in May 1994
          --------------------
as Corporate Controller. In April 1995, Mr. Guerrettaz was appointed Vice President, Finance and Accounting and in April 1996 was appointed Chief Financial Officer. From October 1988 to August 1993, Mr. Guerrettaz was a Vice President of Chemical Waste Management, Inc. a hazardous waste management company. Mr. Guerrettaz holds a B.S. in Accounting from San Jose State University.

          Howard M. Hohl.   Mr. Hohl joined the Company in June 1994 as Regional
          --------------
Sales Director and in April 1996 was appointed Vice President, North American Sales. From October 1991 to May 1994, Mr. Hohl was Director of Sales and Market Development for Celgene Corporation, a biotechnology company. Mr. Hohl holds a B.S. in Civil and Environmental Engineering from the University of Wisconsin-Madison and an M.B.A. from the University of Akron.

          Barbara E. Krimsky.   Ms. Krimsky has been Vice President,
          ------------------
Administration of the Company since November 1993. In April 1996, Ms. Krimsky was appointed Secretary of the Corporation. From February 1990 through October 1993, Ms. Krimsky was the Director, Contracts Management for Quotron Systems, Inc., a financial information services company. Ms. Krimsky holds a B.A. in Economics and Computer Science from Duke University and an M.M. from Northwestern University's Kellogg Graduate School of Management.

          Information concerning the Company's Directors and compliance with
Section 16 of the Securities Exchange Act is incorporated herein by reference to the Company's definitive proxy statement for its Annual Meeting of Stockholders to be held on June 2, 1997, which is intended to be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 1996.


ITEMS 11, 12 AND 13.

          The information called for by Part III (Items 11, 12 and 13) is incorporated herein by reference to the Company's definitive proxy statement for its Annual Meeting of Stockholders to be held on June 2, 1997, which is intended to be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 1996.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Thermatrix Inc.:

          We have audited the accompanying consolidated balance sheets of Thermatrix Inc. (a Delaware corporation) and subsidiary as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1996. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

          We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Thermatrix Inc. and subsidiary as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

          Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed under Item 14 is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth in relation to the basic consolidated financial statements taken as a whole.



                                         ARTHUR ANDERSEN LLP


San Jose, California
February 27, 1997

                                THERMATRIX INC.

                          CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                     DECEMBER 31,
                                                               --------------------
                                                                 1996        1995
                                                               ---------   --------

ASSETS
 CURRENT ASSETS:
  Cash and cash equivalents..................................   $ 4,781    $    981
  Short-term investments.....................................    11,418          --
  Accounts receivable........................................     4,899       2,140
  Costs of uncompleted contracts in excess of billings.......       809          85
  Prepaid expenses and other current assets..................       334         181
                                                                -------    --------
    Total current assets.....................................    22,241       3,387
                                                                -------    --------
 PROPERTY AND EQUIPMENT:
  Machinery and equipment....................................       750         529
  Demonstration equipment....................................       179         165
  Furniture and fixtures.....................................       307         134
                                                                -------    --------
                                                                  1,236         828
  Less--Accumulated depreciation.............................      (423)       (233)
                                                                -------    --------
    Net property and equipment...............................       813         595
                                                                -------    --------
 PATENTS AND OTHER ASSETS, net...............................       955         246
                                                                -------    --------
                                                                $24,009     $ 4,228
                                                                =======    ========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
 CURRENT LIABILITIES:
  Accounts payable...........................................   $ 1,779    $  1,487
  Billings on uncompleted contracts in excess of costs and
   revenue recognized........................................         8         340
  Accrued liabilities........................................       824         425
                                                                -------    --------
    Total current liabilities................................     2,611       2,252
                                                                -------    --------
 COMMITMENTS AND CONTINGENCIES (Note 4)

 REDEEMABLE CONVERTIBLE PREFERRED STOCK......................        --      11,321

 STOCKHOLDERS' EQUITY (DEFICIT):
   Convertible preferred stock: $0.001 par value
    Authorized--5,000,000 shares
    Outstanding--None and 2,554,631 shares,
     respectively............................................        --       9,304
   Common stock: $0.001 par value
    Authorized--50,000,000 shares
    Outstanding--7,466,683 and 129,358 shares,
      respectively...........................................         7         --
   Additional paid-in capital................................    48,454       3,538
   Accumulated deficit.......................................   (27,063)    (22,187)
                                                                --------    -------
    Total stockholders' equity (deficit).....................    21,398      (9,345)
                                                                -------    --------
                                                                $24,009     $ 4,228
                                                                =======    ========

      The accompanying notes are an integral part of these balance sheets.

                                THERMATRIX INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                   FOR THE YEARS ENDED
                                                                       DECEMBER 31,
                                                              ------------------------------
                                                                1996       1995       1994
                                                              --------   --------   --------

REVENUES                                                      $13,605    $ 6,494    $ 3,135
COST OF REVENUES...........................................    12,002      6,064      3,099
                                                              -------    -------    -------
           Gross margin....................................     1,603        430         36
                                                              -------    -------    -------
OPERATING EXPENSES:
           Research and development........................       748      1,084      1,326
           Selling, general and administrative.............     6,168      4,740      4,503
                                                              -------    -------    -------
              Total operating expenses.....................     6,916      5,824      5,829
                                                              -------    -------    -------
              Loss from operations.........................    (5,313)    (5,394)    (5,793)
INTEREST INCOME (EXPENSE):
           Interest income.................................       548        231         44
           Interest expense................................       (48)        --        (72)
                                                              -------    -------    -------
              Total interest income (expense)..............       500        231        (28)
                                                              -------    -------    -------
              Net loss before provision for income taxes...    (4,813)    (5,163)    (5,821)
PROVISION FOR INCOME TAXES.................................        63         31         --
                                                              -------    -------    -------
              Net loss.....................................   $(4,876)   $(5,194)   $(5,821)
                                                              =======    =======    =======
NET LOSS PER SHARE.........................................    $(0.73)
                                                              =======
PRO FORMA NET LOSS PER SHARE...............................               $(0.91)
                                                                         =======

WEIGHTED AVERAGE COMMON AND COMMON
    EQUIVALENT SHARES......................................     6,664      5,720
                                                              =======    =======




   The accompanying notes are an integral part of these financial statements.

                                THERMATRIX INC.

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                      CONVERTIBLE                                                                TOTAL
                                    PREFERRED STOCK           COMMON STOCK       ADDITIONAL                   STOCKHOLDERS'
                                ---------------------  -----------------------     PAID-IN       ACCUMULATED     EQUITY
                                  SHARES      AMOUNT     SHARES       AMOUNT       CAPITAL         DEFICIT      (DEFICIT)
-----------------------------   -----------   -------  -----------   ---------   ------------   ------------   -----------
BALANCE, DECEMBER 31, 1993...    2,554,631    $ 9,304      59,194      $      --     $ 3,479      $(11,172)       $  1,611
 Exercise of stock options at
   $0.30 to $0.75 per share..           --         --       2,647             --           1            --               1
 Net loss....................           --         --          --             --          --        (5,821)         (5,821)

                                ----------    -------     -------      ---------     -------      --------         -------
BALANCE, DECEMBER 31, 1994...    2,554,631      9,304      61,841             --       3,480       (16,993)         (4,209)
 Exercise of stock options at
   $0.30 to $1.50 per share..           --         --      57,549             --          43            --              43
 Stock bonus at $1.50 per
   share.....................           --         --       9,968             --          15            --              15
 Net loss....................           --         --          --              --          --        (5,194)         (5,194)
                                ----------    -------     -------      ---------     -------      --------         -------
BALANCE, DECEMBER 31, 1995...    2,554,631      9,304     129,358             --       3,538       (22,187)         (9,345)
 Common stock issued in
   initial public offering at
   $12.50 per share, net of
   issuance costs of $2,940..           --         --   2,000,000               2     22,058            --          22,060
 Exercise of stock options at
   $0.30 to $3.00 per share..           --         --      44,430              --         33            --              33
 Exercise of warrants at
   $3.00 to $5.25 per share..           --         --      21,415              --         72            --              72
 Common stock issued for cash
   at $12.00 per share........          --         --       4,167              --         50            --              50
 Conversion of redeemable
   convertible preferred stock          --         --   2,712,682               3     13,401            --          13,404
 Conversion of convertible
   preferred stock............  (2,554,631)    (9,304)  2,554,631               2      9,302            --              --
 Net loss...........                    --         --          --              --         --        (4,876)         (4,876)
 BALANCE, DECEMBER 31, 1996...          --    $    --   7,466,683         $     7   $ 48,454      $(27,063)        $21,398
                                ==========    =======   =========         =======   ========      ========         =======




   The accompanying notes are an integral part of these financial statements.

                                THERMATRIX INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                            FOR THE YEARS ENDED
                                                                                DECEMBER 31,
                                                                      --------------------------------
                                                                        1996       1995        1994
                                                                      ---------   --------    --------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss..........................................................    $(4,876)   $(5,194)   $(5,821)
 Adjustments to reconcile net loss to net cash used in operating activities--
  Depreciation and amortization....................................        281        162         71
  Provision for doubtful accounts..................................        190        229        150
  Stock bonus compensation expense.................................         --         15         --
  Changes in assets and liabilities--
    (Increase) in accounts receivable..............................     (2,949)      (910)    (1,570)
    (Increase) decrease in costs of uncompleted contracts in
      excess of billings...........................................       (724)       223       (308)
    (Increase) decrease in prepaid expenses and other current
     assets........................................................       (153)      (130)        24
    Increase in accounts payable...................................        292         29        954
    Increase (decrease) in billings on uncompleted contracts
     in excess of costs and revenue recognized.....................       (332)       149        169
     Increase (decrease) in accrued liabilities....................        399        (37)       553
                                                                       -------    -------    -------
    Net cash used in operating activities..........................     (7,872)    (5,464)    (5,778)
                                                                      --------    -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property and equipment...............................       (408)      (381)      (181)
 Purchase of short-term investments................................    (11,844)        --     (2,713)
 Proceeds from sale of short-term investments......................        426      3,801         --
 Increase in patents and other assets..............................       (800)      (147)      (138)
                                                                      --------    -------    -------
    Net cash (used in) provided by investing activities............    (12,626)     3,273     (3,032)
                                                                      --------    -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from bridge loans........................................         --         --      1,541
 Payment of note payable...........................................         --         --        (25)
 Borrowings under line of credit...................................      1,000         --         --
 Repayment of line of credit borrowing.............................     (1,000)        --         --
 Net proceeds from sale of Series D redeemable preferred stock.....      2,083         --      9,780
 Net proceeds from sale/issuance of common stock...................     22,215         43          1
                                                                      --------    -------    -------
    Net cash provided by financing activities......................     24,298         43     11,297
                                                                      --------    -------    -------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS...................      3,800     (2,148)     2,487
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD...................        981      3,129        642
                                                                      --------    -------    -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD.........................   $  4,781    $   981    $ 3,129
                                                                      ========    =======    =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:..................
 Cash paid for interest............................................   $     48    $    --    $    72
                                                                      ========    =======    =======
 Cash paid for income taxes........................................   $     13    $    26    $    --
                                                                      ========    =======    =======




   The accompanying notes are an integral part of these financial statements.

                                THERMATRIX INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.        ORGANIZATION AND OPERATIONS OF THE COMPANY

          Thermatrix Inc. (the "Company") is a global industrial technology company primarily engaged in the development, manufacture and sale of industrial process equipment for the destruction of volatile organic compounds and hazardous air pollutants (collectively, "VOCs"). The Company markets its products to a wide variety of industries, including petroleum, chemical/petrochemical, pharmaceutical, pulp and paper, and medical sterilization and for soil and groundwater remediation, throughout the world.

          In June 1996, the Company completed an initial public offering of 2,000,000 shares of common stock at $12.50 per share. Total proceeds to the Company, net of underwriting discounts and other direct expenses, were approximately $22.1 million.

          The Company is subject to certain risks that include, but are not limited to, the following: history of operating losses and uncertainty of future profitability; sensitivity to major projects and fixed price contracts. At December 31, 1996, the Company had an accumulated deficit of approximately $27.1 million and expects to incur additional losses in the future. The Company does not expect to be profitable unless and until such time as sales of flameless thermal oxidation systems generate sufficient revenue to fund its operations. There can be no assurance that the Company will achieve such revenues. The Company's operating results are sensitive to major projects such that results of operations and financial condition could be adversely affected if the Company failed to obtain major projects, if a major project order was delayed, if the Company was unable to complete the project within its cost estimate or if such installations encountered operating or warranty problems.


2.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Use of Estimates
          ----------------

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. The Company prepares and evaluates ongoing cost to complete estimates in order to monitor its project costs. These estimates form the basis for calculating revenues and gross margins for each project under the percentage-of-completion method of accounting. Due to uncertainties inherent in the estimation process, estimated total costs are subject to revision on an on-going basis as additional information becomes available. The estimates are subject to change and actual results could be materially different from these estimates.

          Principles of Consolidation and Foreign Currency Translation
          ------------------------------------------------------------

          The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. The functional currency of the subsidiary is the U.S. dollar. Accordingly, all translation gains and losses resulting from transactions denominated in currencies other than the U.S. dollar are included in the statement of operations. To date, the translation gains and losses have not been material. All intercompany accounts and transactions have been eliminated.

          Joint Venture
          -------------

In October 1996, the Company entered into an agreement with ThermoChem, Inc. to establish a joint venture, Formatrix, LLC, to combine, under license, the patented technologies of the joint venture partners. The Company owns 40% of Formatrix, LLC and, as of December 31, 1996, the carrying amount of the investment in

                                THERMATRIX INC.

Formatrix, LLC was $252,000. Formatrix, LLC had no operations in the period from its inception to December 31, 1996. The Company's investment in Formatrix, LLC is accounted for under the equity method.

          Cash and Cash Equivalents
          -------------------------

          For purposes of the statements of cash flows, the Company considers all short-term investments purchased with a maturity of three months or less to be cash equivalents.

Short-term Investments
----------------------

          Under Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities" the Company classifies its short-term investments as "held to maturity." Therefore all of these investments are carried at amortized cost. Unrealized holding gains or losses as of December 31, 1996 were not material. As of December 31, 1996, short-term investments mature at various dates through December 1997.

          At December 31, 1996 the amortized cost, aggregate fair value and gross unrealized holding gains (losses) by major security type are as follows (in thousands):

                                         Amortized   Aggregate      Unrealized
                                           Cost      Fair Value   Gains (Losses)
                                         ---------   ----------   --------------

            Certificates of deposit        $ 2,022      $ 2,022       $  -
            Corporate debt securities        8,247        8,251          4
            Money market instruments         1,149        1,149          -
                                           -------      -------       ----

                                             $11,418      $11,422     $  4
                                             =======      =======     ====


As of December 31, 1994, investments, which consisted entirely of commercial paper, were classified as "available for sale." These investments, which matured in September 1995, were valued at market value as of December 31, 1994. The gross unrealized holding loss at December 31, 1994 was not material.

          Revenue Recognition
          -------------------

          The Company principally uses the percentage-of-completion method of accounting for contract revenues. The percentage-of-completion method is based on total costs incurred to date compared with estimated total costs upon completion of contracts. The completed contract method of accounting is used for certain contracts when the Company does not have sufficient historical data to enable it to prepare dependable cost estimates. Losses on contracts are charged to cost of revenues as soon as such losses become known. Due to uncertainties inherent in the estimation process, estimated total costs are subject to revision on an ongoing basis as additional information becomes available. The Company recognizes revenue and costs attributable to priced and unpriced change orders when it is probable that the contract price will be adjusted and the amount of the change order can be reliably estimated. The Company warrants only new systems manufactured by the Company for defective workmanship and/or materials for a period of 12 months from initial operation of the system or 18 months after shipment or notification that the system is ready for shipment, whichever occurs first. A provision for estimated warranty costs is provided for each unit produced by the Company.

                                THERMATRIX INC.

Accounts Receivable

          Accounts receivable consisted of the following (in thousands):

                                                            DECEMBER 31,
                                                          -----------------
                                                           1996      1995
                                                          -------   -------

          Billed, subject to retainer provisions.......   $   19    $   74
          Billed.......................................    3,389       789
          Unbilled, including unpriced change orders...    1,756     1,467
                                                          ------    ------
          Total receivables............................    5,164     2,330
          Less: Allowance for doubtful accounts........     (265)     (190)
                                                          ------    ------
                                                          $4,899    $2,140
                                                          ======    ======


          The unbilled amounts represent revenues recognized under the percentage-of-completion method of accounting which exceed the amounts that are billable according to contract terms. The unbilled amounts are generally billable as contract milestones and deliverables are accepted by the customer or as change orders are submitted and approved. As of December 31, 1996 and 1995, accounts receivable included approximately $793,000 and $1,129,000, respectively, of unpriced change orders.

          As of December 31, 1996, 61% of accounts receivable was concentrated with five customers. As of December 31, 1995, approximately 75% of accounts receivable was concentrated with two customers.

          Concentration of Credit Risk
          ----------------------------

          Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of short-term cash investments and accounts receivable. The Company has cash investment policies that limit its investments to short-term, low risk investments. With respect to accounts receivable, the Company performs ongoing credit evaluations of its customers' financial condition. Additionally, the Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

          Property and Equipment
          ----------------------

          Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated lives of the assets of three to five years. Leasehold improvements are amortized over the shorter of the related lease term or the estimated useful life of the asset. Betterments, renewals and extraordinary repairs that extend the life of the asset are capitalized; other repairs and maintenance are expensed.

          As required by SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the Company regularly evaluates the remaining life and recoverability of its equipment. The Company adopted the provisions of this statement in 1995. The adoption did not have a significant effect on the Company's financial position and results of operations. Given the emerging nature of its markets, it is possible that the Company's estimate that it will recover the net carrying value of the equipment from future operations could change in the future.

Patent Costs
------------

          Direct costs incurred in connection with the filing of the Company's patent claims are capitalized as patent costs. Such amounts are amortized over the estimated economic useful lives of the patents (generally ten years).

                                 THERMATRIX INC.

Accumulated amortization as of December 31, 1996 and 1995 was approximately $88,000 and $39,000, respectively.

            Significant Customers
            ---------------------

          Sales to significant customers as a percentage of total revenues for the years ended December 31, 1996, 1995 and 1994 were as follows:

                                          FOR THE YEARS
                                        ENDED DECEMBER 31,
                                     -----------------------
                                       1996    1995    1994
                                       ----    ----    ----

          Customer A................     --       2%   29%
          Customer B................     --      --    21%
          Customer C................     --       7%   20%
          Customer D................     --       1%   11%
          Customer E................      5%     41%   --
          Customer F................     --      18%   --
          Customer G................     13%     --    --
          Customer H................     13%     --    --
          Customer I................     12%     --    --

          Revenues from government contracts as a percentage of total revenues was 15%, 19% and 0% for the years ended December 31, 1996, 1995 and 1994, respectively. The principal government agencies to which the Company sells are the Department of Defense and the Department of Energy. To date, the Company's revenues have been derived predominantly from customers located in the United States. Revenues from international customers as a percentage of total revenues were 14% for the year ended December 31, 1996 and less than 10% for each of the years ended December 31, 1995 and 1994.

          Net Loss Per Share and Pro Forma Net Loss Per Share
          ---------------------------------------------------

          Net loss per share is computed using the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares have been excluded from the computation as their effect is antidilutive.

          Pro forma net loss per share was computed using the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consisted of redeemable convertible preferred stock and convertible preferred stock (using the if converted method) and stock options and warrants (using the treasury stock method). Common equivalent shares were excluded from the computation if their effect was antidilutive except that pursuant to the Securities and Exchange Commission Staff Accounting Bulletin No. 83, such computations include all common and common equivalent shares issued within the 12 months preceding the filing date of the Company's Registration Statement as if they were outstanding for all periods presented (using the treasury stock method and an initial public offering price of $12.50 per share). Redeemable convertible preferred stock and convertible preferred stock outstanding during the period are included (using the if converted method) in the computation as common equivalent shares even though the effect is antidilutive. Historical earnings per share prior to 1995 have not been presented since such amounts are not deemed meaningful due to the significant change in the Company's capital structure resulting from its initial public offering.

                                THERMATRIX INC.

3.      ACCRUED LIABILITIES

          Accrued liabilities consisted of the following (in thousands):

                                                        DECEMBER 31,
                                                     -----------------
                                                        1996    1995
                                                       -----   -----

          Commissions payable.....................     $ 242   $ 177
          Other...................................       582     248
                                                       -----   -----
                                                       $ 824   $ 425
                                                       =====   =====


4.        COMMITMENTS AND CONTINGENCIES

          The Company leases its facilities and certain equipment under operating leases which expire through January 2003. Rent expense was approximately $338,000, $269,000 and $252,000 for the years ended December 31,
1996, 1995 and 1994, respectively.   As of December 31, 1996, future minimum
payments are as follows (in thousands):

                YEAR ENDING
                DECEMBER 31,
                ------------
                1997...........................        $  462
                1998...........................           375
                1999...........................           279
                2000...........................            67
                2001 and thereafter............           133
                                                       ------
                                                       $1,316
                                                       ======


          In April 1996, the Company purchased all of the respective assets, rights and properties of Purus Inc.'s VOC adsorption technology ("PADRE"). Concurrent with the purchase, the Company entered into a License Agreement ("License") with Purus to manufacture, sell and distribute VOC treatment systems utilizing the PADRE technology. Under this License the Company is required to make quarterly royalty payments of 7% on the aggregate net invoice value of all PADRE VOC equipment sales. Royalty payments will continue until the earlier of
(i) five years from the date of the License or (ii) such date that Purus has received $2.0 million in aggregate royalty payments.


5.        PREFERRED STOCK

          Convertible Preferred Stock
          ---------------------------

          Convertible preferred stock consisted of the following, net of issuance costs (dollars in thousands):

                                                    DECEMBER 31,
                                                        1995
                                                        ----
          Series B Outstanding--2,047,090 shares      $5,509
          Series C Outstanding--507,541 shares         3,795
                                                       -----
                                                      $9,304
                                                      ======

Each share of convertible preferred stock converted automatically into common stock upon the closing of the Company's initial public offering in June 1996.

                                THERMATRIX INC.

          In connection with the issuance of the Series B convertible preferred stock in 1992, warrants to purchase 17,857 shares of Series B convertible preferred stock at $3.00 per share were issued. These warrants were exercised during 1996.

          Redeemable Convertible Preferred Stock
          --------------------------------------

          Redeemable convertible preferred stock outstanding as of December 31, 1995, consisted of 1,614,284 shares of Series D redeemable preferred stock. In February 1996, the Company sold 284,594 shares of Series D redeemable preferred stock at $7.50 per share.

          Pursuant to the terms of the preferred stock agreement, the conversion price of Series D redeemable preferred stock was adjusted to $5.25 per share. The Series D preferred stock was automatically converted into 2,712,682 shares of common stock upon the closing of the Company's initial public offering.

          In connection with a bridge financing in 1994, warrants to purchase 20,672 shares of convertible Series D redeemable preferred stock at $5.25 per share (as adjusted) were issued. Subsequent to the Company's initial public offering, these warrants were convertible into warrants to purchase common stock. The warrants are exercisable at any time and expire in 1999. Warrants to purchase 3,558 shares of common stock were exercised during 1996.

          Preferred Stock
          ---------------

          The Company is authorized to issue 5,000,000 shares of $.001 par value undesignated preferred stock. Upon issuance, the Board of Directors will have the authority to fix the rights, preferences, privileges and restrictions thereof.


6.      COMMON STOCK

          As of December 31, 1996, the Company had reserved shares of its common stock for issuance as follows:

               Warrants to purchase common stock....................    45,685
               Stock options under 1987 Stock Option Plan...........   697,179
               Stock options under 1996 Stock Plan..................   333,334
               Stock options under 1996 Director Option Plan........    83,334
               Employee Stock Purchase Plan.........................   116,667
                                                                     ---------
                    Total shares reserved........................... 1,276,199
                                                                     =========


          In May 1996, the Board of Directors approved a one for three reverse stock split of all common stock and all designated series of preferred stock outstanding. The effect of the stock split has been retroactively applied in the consolidated financial statements.


7.        STOCK OPTION PLANS

          1987 Stock Option Plan
          ----------------------

          Under the Company's 1987 Stock Option Plan (the "Plan"), the Board of Directors may grant to employees and consultants options to purchase the Company's common stock at terms and prices determined by the Board. Options granted under the Plan generally expire ten (10) years from the date of grant. During 1996, the Company

                                THERMATRIX INC.

adopted new stock plans (see below); accordingly, the Company does not plan to issue further options to purchase common stock under the Plan.

          1996 Stock Plan ("1996 Plan")
          ----------------------------

          A total of 333,334 shares of common stock has been reserved for issuance under the 1996 Plan. The 1996 Plan provides that options and stock purchase rights may be granted to employees and consultants to the Company. Options granted under the 1996 Plan may be either incentive stock options or nonstatutory stock options. The Company may also grant stock purchase rights under the 1996 Plan. The exercise price and vesting of all grants are to be determined by the Board of Directors or its designee. Options granted under the 1996 Plan expire 10 years from the date of grant. The 1996 Plan will terminate in 2006.

          1996 Director Option Plan ("Directors Plan")
          -------------------------------------------

          A total of 83,334 shares of common stock has been reserved for
issuance under the Directors Plan.   The Directors Plan provides for an
automatic grant to each director of an initial option to purchase 6,667 shares of common stock ("First Option") upon the date on which such person becomes a non-employee director, and an additional option to purchase 1,667 shares of common stock ("Subsequent Option") each year, if the director has served on the Company's Board of Directors for at least six months. Options granted under the Directors Plan expire ten years after the date of grant. Twelve and one-half percent of the shares subject to a First Option will vest six months after its date of grant and an additional twelve and one-half percent will vest at the end of each six-month period thereafter. One-half of the shares subject to a Subsequent Option will vest six months after the date of the option grant and as to the remaining one-half, one year after the date of grant. The exercise price per share of all options shall be equal to the fair market value of the Company's common stock on the date of grant. The Directors Plan will terminate in 2006.

          The following option activity occurred in all stock option plans during the three years ended December 31, 1996:

                                               OPTIONS                                     WEIGHTED
                                              AVAILABLE    OUTSTANDING     PER SHARE       AVERAGE
                                              FOR GRANT      OPTIONS         PRICE       EXERCISE PRICE
                                              ----------   ------------   ------------   --------------
          Balance, December 31, 1993.......     183,132        227,484    $ 0.30-$ .75       $ 0.38
            Authorized.....................     331,124             --
            Granted........................    (449,677)       449,677    $ 0.75-$5.25         2.61
            Exercised......................          --         (2,646)   $ 0.30-$0.75         0.33
            Canceled.......................       4,213         (4,213)   $ 0.30-$0.75         0.58
                                               --------       --------
          Balance, December 31, 1994.......      68,792        670,302    $ 0.30-$5.25         1.99
            Authorized.....................     107,317             --
            Granted........................    (262,020)       262,020    $       1.50         1.50
            Exercised......................          --        (57,549)   $ 0.30-$1.50         0.75
            Canceled.......................     320,296       (320,296)   $ 0.30-$5.25         3.55
                                               --------       --------
          Balance, December 31, 1995.......     234,385        554,477    $ 0.30-$1.50         0.98
            Authorized.....................     416,668             --
            Granted........................    (273,522)       273,522    $3.00-$12.50         5.74
            Exercised......................          --        (44,430)   $ 0.30-$3.00         0.74
            Expired........................     (47,253)            --
            Canceled.......................       5,388         (5,388)   $ 0.75-$7.50         2.67
                                               --------       --------
          Balance, December 31, 1996.......     335,666        778,181    $0.30-$12.50     $  2.66
                                               ========       ========    ============

          As of December 31, 1996, options to purchase 373,212 of common stock at $0.30 to $12.50 per share were fully vested and exercisable under the Plans.

                                THERMATRIX INC.

          The following table summarizes information about stock options outstanding at December 31, 1996:


                                                         OPTIONS OUTSTANDING                            OPTIONS EXERCISABLE
                                         ------------------------------------------------------    ------------------------------
                                                              Weighted
                                            Number            Average            Weighted             Number          Weighted
  Range of                                Outstanding        Remaining           Average            Exercisable       Average
Exercise Prices                          As of 12/31/96   Contractual Life     Exercise Price      As of 12/31/96   Exercise Price
---------------                          --------------   ----------------   -------------------   --------------   --------------

$ 0.30 - $   0.75                        258,520             6.52              $   0.54          192,579             $ 0.47
$ 1.50                                   252,385             8.43              $   1.50          120,142             $ 1.50
$ 3.00 - $ 10.125                        227,274             9.17              $   4.62           40,487             $ 3.45
$12.50                                    40,002             9.47              $  12.50           20,004             $12.50
                                         -------          -------              --------          -------            -------
                                         778,181             8.06              $   2.66          373,212             $ 1.77
                                         =======          =======              ========          =======            =======


Employee Stock Purchase Plan ("Purchase Plan")
---------------------------------------------

          A total of 116,667 shares of common stock are reserved for issuance under the Purchase Plan. The Purchase Plan enables eligible employees to purchase common stock at the lower of 85% of the fair market value of the Company's common stock on the first or last day of each six-month offering period. The first offering period, however, began on June 19, 1996 and will end on the last market trading day on or before April 30, 1997. The Purchase Plan will terminate in 2006.

          The Company applies Accounting Principles Board Opinion No. 25. "Accounting for Stock Issued to Employees" and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock plans. Had compensation cost for the Company's plans been determined based on the fair value at the grant dates for awards under the plans consistent with the method of SFAS No. 123, "Accounting for Stock-Based Compensation", the Company's net loss and net loss per share would have been changed to the pro forma amounts indicated below (in thousands):

                                                           1996        1995
                                                         ---------   ---------

                  Net loss
                       As reported.....................    $(4,876)    $(5,194)
                       Pro forma.......................    $(5,087)    $(5,220)
                  Net loss per share
                       As reported.....................      (0.73)      (0.91)
                       Pro forma.......................      (0.76)      (0.91)


          For the purpose of SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes multiple option-pricing model with the following weighted-average assumptions used for grants in 1995 and 1996 respectively: dividend yield of 0% for all grants; expected volatility of 0 prior to initial public offering and 85 percent thereafter; risk-free interest rates ranging from 5.20 to 6.80 percent; and expected lives of one to two years for each grant.

                                THERMATRIX INC.

8.        INCOME TAXES

          The Company has adopted a liability approach to income taxes under which deferred income taxes are provided based upon enacted tax laws and rates applicable to the periods in which the taxes become payable.

          The provision for income taxes differs from the statutory U.S. Federal income tax rate due to the following:

                                                         FOR THE YEARS
                                                             ENDED
                                                          DECEMBER 31,
                                                 ------------------------------
                                                     1996      1995      1994
                                                   -------    -------   -------

Provision (benefit) at U.S. statutory rate.......   (34.0)%   (34.0)%   (34.0)%
State income taxes, net of Federal benefit.......    (6.1)     (6.1)     (6.1)
Increase (decrease) in valuation allowance.......    40.0      40.0      40.0
Other............................................     0.1       0.1       0.1
                                                   ------    ------    ------
                                                       -  %      -  %      -  %
                                                   ======    ======    ======


          The provision for income taxes for the years ended December 31, 1996 and 1995 relates to state taxes against which no net operating loss can be applied.

          The net deferred income tax asset consisted of the following (in thousands):

                                                             DECEMBER 31,
                                                    ----------------------------
                                                         1996          1995
                                                         -----         -----

          Deferred income tax assets:
               Net operating loss carryforwards....... $9,406         $7,843
               Tax credit carryforwards...............    193             83
               Cumulative temporary differences.......    381            235
                                                        -----          -----
                                                        9,980          8,161
          Valuation allowance......................... (9,980)        (8,161)
                                                        -----          -----
          Net deferred income tax asset............... $   --         $   --
                                                       ======         ======

          As of December 31, 1996, the Company had net operating loss carryforwards for Federal and state income tax purposes of approximately $25.8 million and $13.0 million, respectively. The net operating loss carryforwards and tax credit carryforwards expire on various dates through 2011. The Internal Revenue Service Code contains provisions which may limit the net operating loss and tax credit carryforwards to be used in any given year upon the occurrence of certain events. Certain of the Company's net operating loss and tax credit carryforwards are limited due to an ownership change. Cumulative temporary differences consist of reserves and accruals currently deductible for financial reporting purposes, but not for tax purposes. The Company believes sufficient uncertainty exists regarding the realizability of the operating loss and credit carryforwards and, accordingly, has continued to provide a valuation allowance against the deferred income tax asset.

9.        LOAN AND SECURITY AGREEMENT

          In December 1995, the Company entered into a Loan and Security Agreement ("Agreement") with a bank which provided for a $3,000,000 bridge loan, available in two equal parts of $1,500,000, and bore interest at the bank's prime interest rate plus 2.5%. The Agreement was extended past its original expiration date while new terms and conditions were negotiated. No amounts were outstanding under the Agreement as of December 31, 1996 and 1995.

          In consideration for the Agreement, the Company granted the bank a warrant to purchase 28,571 shares of Series D redeemable convertible preferred stock at $5.25 per share (as adjusted). The fair value of the warrants at the date of issuance was not significant and, therefore, no value was assigned to the warrants for accounting purposes. Subsequent to the Company's initial public offering, these warrants were convertible into warrants to purchase common stock.

          In February 1997, the Company entered into an Amended and Restated Loan and Security Agreement (the "New Agreement") which provides for a $4,000,000 committed line of credit and a $2,500,000 acquisition facility. The committed line will bear interest at the prime interest rate plus 0.50% and will be subject to certain financial and nonfinancial covenants. Any borrowings under the acquisition facility will bear interest at the prime interest rate plus 1.00%. The New Agreement expires on February 25, 1998.

                                    PART IV


ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  The following documents are filed as a part of this Report:

1.        Financial Statements.  The following Consolidated Financial Statements
          --------------------
of Thermatrix Inc. and Report of   Independent Public Accountants are filed as a
part of this Report:
                                                                          PAGE
                                                                          ----

Report of Independent Public Accountants...............................    23

Consolidated Balance Sheets -- As of December 31, 1996 and 1995........    24

Consolidated Statements of Operations -- For the Three Years
  Ended December 31, 1996..............................................    25

Consolidated Statements of Stockholders' Equity
  (Deficit) -- For the Three Years Ended December 31, 1996.............    26

Consolidated Statements of Cash Flows -- For the Three Years
  Ended December 31, 1996..............................................    27

Notes to Consolidated Financial Statements.............................   28-36


2.         Financial Statement Schedules.  For years ended December 31, 1996,
           -----------------------------
1995 and 1994:

Schedule II.  Valuation and Qualifying Accounts and Reserves...........    39

          All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.


3.        Exhibits:
          --------

           3.3 Restated Certificate of Incorporation of Registrant.(*)

           3.4 Amended and Restated Bylaws of Registrant.(*)

           4.2 Amended and Restated Investor Rights Agreement.(*)

          10.1 Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.(*)

          10.2 1987 Incentive Stock Plan, as amended and related agreements.(*)

          10.3 1996 Stock Plan and form of Stock Option Agreement thereunder.(*)

          10.4 Employee Stock Purchase Plan and forms of agreement thereunder.(*)

          10.5 1996 Director Option Plan and form of Director Stock Option Agreement thereunder.(*)

          10.6 Asset Purchase Agreement between the registrant and Purus, Inc. dated January 4, 1996.(*)

          10.7 Lease dated June 12,1995 between the Registrant and Westmark Metro Plaza, Inc., as amended.(*)

          10.8 Lease dated June 24, 1995 between the Registrant and American General Life Insurance Company.(*)

          10.9 Loan and Security Agreement between the Registrant and Cupertino National Bank and Trust, dated December 15, 1995.(*)

          10.10 Amended and Restated Loan and Security Agreement between the Registrant and Cupertino National Bank and Trust, dated February 25, 1997.

          21.1 Subsidiary of the Registrant.(*)

          23.1 Consent of Independent Public Accountants.

          27.1 Financial Data Schedule.

(*) Incorporated by reference to exhibits filed with the Registrant's
    Registration Statement on Form S-1 (No. 333-4370) which became effective June 19, 1996.

          (b)  Reports on Form 8-K

            None

TRADEMARK ACKNOWLEDGMENTS

          . Thermatrix and PADRE are registered trademarks of the Company.



                                                            SCHEDULE II

                                THERMATRIX INC.

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

                                                                  ADDITIONS
                                           BALANCE               CHARGED TO                                            BALANCE
                                         AT BEGINNING             COSTS AND                                            AT END
DESCRIPTION                               OF PERIOD               EXPENSES               DEDUCTIONS(1)                OF PERIOD
-----------                              -----------            -----------              -------------                ---------

Year ended December 31, 1994............     $ -                      $150                 $ -                           $150
     Allowance for doubtful
      accounts

Year ended December 31, 1995............     $150                     $229                 $(189)                        $190
     Allowance for
      doubtful
      accounts

Year ended December 31, 1996............     $190                     $190                 $(115)                        $265
            Allowance for
             doubtful
             accounts

-----------------
(1)   Deductions represent accounts that were considered doubtful and previously reserved for that became uncollectible and were written off in the year.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

          THERMATRIX INC.


          By:  /s/ John T. Schofield                    Date: March 27, 1997
               ---------------------
               John T. Schofield
               Chairman of the Board
               President and CEO

          Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     /s/ John T. Schofield      Chairman, President and          March 27, 1997
     ---------------------      Chief Executive Officer
     John T. Schofield


     /s/ Robi Blumenstein       Director                         March 27, 1997
     --------------------
     Robi Blumenstein


     /s/ Harry J. Healer, Jr.   Director                         March 27, 1997
     ------------------------
     Harry J. Healer, Jr.


     /s/ Rebecca P. Mark        Director                         March 27, 1997
     -------------------
     Rebecca P. Mark


     /s/ Robert W. Page         Director                         March 27, 1997
     ------------------
     Robert W. Page


     /s/ Frank R. Pope          Director                         March 27, 1997
     -----------------
     Frank R. Pope


     /s/ John M. Toups          Director                         March 27, 1997
     -----------------
     John M. Toups



     /s/ Steven J. Guerrettaz   Vice President-Finance &         March 27, 1997
     ------------------------   Accounting
     Steven J. Guerrettaz       Chief Financial Officer