Form 10-Q
period 1997-03-31
THERMATRIX INC
filed 1997-05-15
CIK 929473

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



 [ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 1997.


 [   ]   Transition report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 For the transition period from ________ to
         ________.

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

                  Yes      X                         No
                          ---                           ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

       Class                                 Outstanding at April 14, 1997
       -----                                 -----------------------------
Common stock, $.001 par value                          7,490,114

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


                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION                                                              PAGE
                                                                                            ----
Item 1.           Financial Statements...................................................    3

                  Condensed Consolidated Balance Sheets...................................   3

                  Condensed Consolidated Statements of Operations.........................   4

                  Condensed Consolidated Statements of Cash Flows.........................   5

                  Notes to Condensed Consolidated Financial Statements....................   6

Item 2.           Management's Discussion and Analysis of Financial Condition and Results
                  of Operations............................................................  7

PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings.......................................................  12

Item 2.           Changes in Securities...................................................  12

Item 3.           Defaults Upon Senior Securities...........................................12

Item 4.           Submission of Matters to a Vote of Security Holders.....................  12

Item 5.           Other Information.......................................................  12

Item 6.           Exhibits and Reports on Form 8-K........................................  13

                  SIGNATURE.................................................................14


                                 THERMATRIX INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)


                                                                     MARCH 31, DECEMBER 31,
                                                                      1997        1996
                                                                    --------    --------
ASSETS                                                                    (Unaudited)
             CURRENT ASSETS
             Cash & cash equivalents ............................   $  3,789    $  4,781
             Short-term investments .............................     11,352      11,418
             Accounts receivable, net ...........................      2,666       4,899
             Costs of uncompleted contracts .....................        901         809
             Prepaid expenses and other current assets ..........        308         334
                                                                    --------    --------
                        Total current assets ....................     19,016      22,241

             PROPERTY AND EQUIPMENT
             Machinery and equipment ............................        802         750
             Demonstration equipment ............................        189         179
             Furniture and fixtures .............................        320         307
                                                                    --------    --------
                                                                       1,311       1,236
             Less -  Accumulated depreciation and amortization ..       (476)       (423)
                                                                    --------    --------
                        Net property and equipment ..............        835         813
                                                                    --------    --------

             PATENTS AND OTHER ASSETS, net ......................      1,040         955
                                                                    --------    --------

                                                                    $ 20,891    $ 24,009
                                                                    ========    ========


LIABILITIES AND STOCKHOLDERS' EQUITY
             CURRENT LIABILITIES
             Accounts payable ...................................   $    694    $  1,779
             Accrued liabilities ................................        631         824
             Billings on uncompleted contracts in excess of costs         97           8
                                                                    --------    --------
                        Total current liabilities ...............      1,422       2,611


             STOCKHOLDERS' EQUITY:
                        Common stock, $0.001 par value ..........          7           7
                        Additional paid-in capital ..............     48,477      48,454
                        Accumulated deficit .....................    (29,015)    (27,063)
                                                                    --------    --------
                              Total stockholders' equity ........     19,469      21,398
                                                                    --------    --------

                                                                    $ 20,891    $ 24,009
                                                                    ========    ========


                                 THERMATRIX INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)


                                                   Three Months
                                                  Ended March 31,
                                               ------------------
                                                  1997      1996
                                               ---------  -------

REVENUES ...................................   $ 1,084    $ 2,735
COST OF REVENUES ...........................     1,406      2,506
                                               -------    -------
            Gross Margin ...................      (322)       229
                                               -------    -------

OPERATING EXPENSES
         Research and development ..........       183        138
         Selling, general and administrative     1,644      1,328
                                               -------    -------
           Total operating expenses ........     1,827      1,466
                                               -------    -------
           Loss from operations ............    (2,149)    (1,237)

INTEREST INCOME, NET .......................       213         (1)
                                               -------    -------
         Net loss before income taxes ......    (1,936)    (1,238)

PROVISION FOR INCOME TAXES .................       (16)        (5)
                                               -------    -------
         Net loss ..........................   $(1,952)   $(1,243)
                                               =======    =======

NET LOSS PER SHARE .........................   $ (0.26)   $ (0.22)
                                               =======    =======

WEIGHTED AVERAGE COMMON AND
COMMON EQUIVALENT SHARES ...................     7,470      5,763
                                               =======    =======

                                 THERMATRIX INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                               THREE MONTHS ENDED
                                                              -------------------
                                                              MARCH 31,  MARCH 31,
                                                                1997       1996
                                                              --------   --------
                                                                  (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
          Net loss ........................................   $(1,952)   $(1,243)
         Adjustments to reconcile net loss to net cash used
         in operating activities -
             Depreciation and amortization ................        68         64
             Provision for doubtful accounts ..............        15        (25)
         Changes in assets and liabilities -
              Accounts receivable .........................     2,218       (794)
              Costs of uncompleted contracts ..............       (92)      (169)
              Prepaid expenses and other ..................        26          8
              Accounts payable ............................    (1,085)       769
              Accrued liabilities .........................      (193)        69
              Billings in excess of costs .................        89       (109)
                                                              -------    -------
         Net cash used in operating activities ............      (906)    (1,430)
                                                              -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES
         Sale (Purchase) of short-term investments ........        66         --
         Purchases of property and equipment ..............       (90)       (53)
         Increase in patents and other assets .............       (85)      (105)
                                                              -------    -------
         Net cash (used in) investing activities ..........      (109)      (158)
                                                              -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES
         Net proceeds from sale of preferred stock ........        --      2,084
         Net proceeds from sale of common stock ...........        23         --
                                                              -------    -------
         Net cash provided by financing activities ........        23      2,084
                                                              -------    -------

INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS ............      (992)       496

CASH & CASH EQUIVALENTS BEGINNING OF PERIOD ...............     4,781        981
                                                              -------    -------

CASH & CASH EQUIVALENTS END OF PERIOD .....................   $ 3,789    $ 1,477
                                                              =======    =======

SUPPLEMENTAL CASH FLOW INFORMATION
         Cash paid for interest ...........................         3         --
         Cash paid for income taxes .......................        24         --


                                 THERMATRIX INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1997
                                   (Unaudited)

1.       BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

The unaudited condensed consolidated financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) which are, in the opinion of management, necessary to state fairly the results for the three months ended March 31, 1997 and 1996. The results for the three-months ended March 31, 1997 are not necessarily indicative of the results expected for the full fiscal year.

2.       NET LOSS PER SHARE

Net loss per share for the three months ended March 31, 1997 is computed using the weighted average number of common shares outstanding during the period. Common equivalent shares have been excluded from the computation as their effect is antidilutive.

Net loss per share for the three months ended March 31, 1996 is computed on a pro forma basis. Pro forma net loss per share is computed using the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consist of redeemable convertible preferred stock and convertible preferred stock (using the "if converted" method) and stock options and warrants (using the treasury stock method). As the Company has incurred losses since inception, common equivalent shares have been excluded from the computation as their effect is antidilutive; however, pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, such computations include all common and common equivalent shares issued within the 12 months preceding the filing date of the Registration Statement on Form S-1 as if they were outstanding for all periods presented using the treasury stock method. Redeemable convertible preferred stock and convertible preferred stock outstanding during the period are included (using the "if converted" method) in the computation as common equivalent shares even though the effect is antidilutive.

In February 1997, the Financial Accounting Standards Board issued Statement on Financial Accounting Standards No. 128 (SFAS 128), "Earnings per Share," which is required to be adopted by the Company in its fourth quarter of fiscal 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating earnings per share, primary earnings per share will be replaced with basic earnings per share and fully diluted earnings per share will be replaced with diluted earnings per share. Under basic earnings per share, the dilutive effect of stock options will be excluded. Under SFAS 128, basic and diluted earnings per share for the first quarter ended March 31, 1997 and 1996 would have been substantially the same as the reported primary earnings per share.

                                THERMATRIX INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

The following discussion contains forward-looking information and involves known and unknown risks and uncertainties which may cause the Company's actual results in future periods to differ materially from those indicated herein as a result of certain factors, including those set forth under "Certain Business Considerations."

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in
Item 1 of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 1996, contained in the Company's Annual Report on Form 10-K.

GENERAL
-------

Thermatrix Inc. is a global industrial technology company primarily engaged in the development, manufacture and sale of industrial process equipment for the destruction of volatile organic compounds and hazardous air pollutants (collectively "VOCs"). The core component of the Company's technology is its proprietary flameless thermal oxidizer ("FTO").

The Company derives its revenues primarily from contracts to develop and manufacture FTO systems for the treatment of VOCs. The Company principally uses the percentage-of-completion method of accounting to recognize contract revenues. Losses on contracts are charged to cost of revenues as soon as such losses become known. The Company pursues new market applications to control VOC emissions by collaborating with a strategic customer in the particular market. Under these collaborative arrangements, the customer's engineers and other technical personnel work closely with the Company to design and develop an industry- and application-specific system. The Company prices these initial installations at or near the Company's estimated cost. Such applications development projects generate little or no gross margin. This allows the Company to recover the costs of its application development efforts while establishing the acceptance of the Company's technology with market leader customers. The Company believes these collaborative efforts will continue to be important to its success, and the Company intends to continue to develop applications for its technology utilizing these collaborative relationships in the future. Systems for established applications are priced higher, can generally be produced at lower cost and generally have higher gross margins.

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

In April 1996, the Company acquired from Purus, Inc. its PADRE technology, which is a process used to capture and recover very low concentration VOCs from low to medium flow vapor streams. The PADRE technology was acquired as a fully developed technology and commercial units of the PADRE system have been sold. Therefore, the Company does not expect to incur material research and development costs in connection with the manufacture and sale of stand-alone PADRE units. Sales of PADRE units are subject to a 7% royalty payable to Purus, Inc.

RESULTS OF OPERATIONS
---------------------

Revenues were $1.1 million for the three months ended March 31, 1997, down from $2.7 million for the three months ended March 31, 1996. The decrease in revenues was primarily attributable to an increase in the number of projects which were in the final phase of installation, which phase generates lower revenues under the percentage of completion method of accounting, in the first quarter of 1997 as compared to the same period in 1996. The first quarter of 1997 was also impacted by the postponement of one order by a customer, a three-month delay of a significant order by another customer, and the cancellation of orders by two other customers after engineering work had already been completed. Significant customers accounted for 24%, 12%, and 11%, respectively, of revenues in the three month period ended March 31, 1997. Revenues from international customers for the three months ended March 31, 1997, were 28% compared to 21% of revenues for the three months ended March 31, 1996.

Gross margin losses of $322,000 were reflected in the three months ended March 31, 1997 versus gross margin contribution of $229,000 in the comparable period in 1996. The decrease in gross margins was primarily attributable to lower revenues which were insufficient to absorb the ongoing fixed and semi-fixed costs of engineering and operations. In addition, the Company increased its costs in operations by adding infrastructure in Europe and Asia to manage the anticipated increase in customer interest in the Company's products. If customer interest in the Company's products does not increase in Europe and Asia, the Company's gross margin and operating results could be negatively impacted in future periods.

Research and development expenses increased from $138,000 in the three months ended March 31, 1996 to $183,000 in the three months ended March 31, 1997. A portion of the increase in research and development expenses is attributable to work directed toward improvements of the PADRE technology acquired from Purus, Inc. in April 1996. Also, the Company augmented its staff through hiring temporary contract labor to assist in various development efforts, including work on emerging business opportunities.

Selling, general and administrative expenses increased from $1.3 million in the three months ended March 31, 1996 to $1.6 million in the three months ended March 31, 1997. The increase in selling, general and administrative expenses reflects higher proposal activity, increased compensation and staffing levels and expansion in Europe, Asia and the U.S. for higher anticipated sales levels, as well as increases in liability insurance, travel and other costs related to the increased level of sales, and the costs of being a public company.

Net interest income of $213,000 for the three months ended March 31, 1997, primarily results from the investment of the net proceeds from the Company's initial public offering completed in June 1996.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Total cash and short-term investments were $15.1 million at March 31, 1997, a decrease of $1.1 million from December 31, 1996. This decrease was primarily due to cash used in operations. Net cash used in operating activities decreased to $900,000 in the three months ended March 31, 1997 from $1.4 million in the three months ended March 31, 1996. This decrease is primarily a result of the net change in operating assets and liabilities.

The Company has a $4.0 million revolving receivable bank line of credit which expires February 25, 1998. There were no outstanding borrowings as of March 31, 1997. The Company believes that its current cash and short-term investments, together with the availability of its line of credit, should be sufficient to finance its working capital and other capital requirements through 1998.

CERTAIN BUSINESS CONSIDERATIONS
-------------------------------

The Company's business is subject to the following risks and uncertainties, in addition to those described elsewhere.

Operating Losses and Accumulated Deficit; Uncertainty of Future Profitability. The Company had a net loss of approximately $4.9 million in 1996 and $2.0 million for the three months ended March 31, 1997, and had an accumulated deficit of approximately $29.0 million at March 31, 1997. The Company does not expect to be profitable unless and until sales of its FTO systems generate sufficient revenues to fund its operations. There can be no assurance that the Company will achieve such revenues.

Uncertainty of Market Acceptance. To date, FTO systems have been installed in a small segment of a number of industries. There can be no assurance that the Company's FTO technology will receive broad market acceptance as an economically and environmentally acceptable means of destroying VOCs. Broad market acceptance of the Company's products will depend upon the Company's ability to persuade potential customers to adopt its FTO technology in place of certain, more established, competing technologies, including flame-based destruction and carbon adsorption systems. The failure of the Company to persuade a significant number of potential customers to adopt its FTO technology would have a material adverse effect on the growth of the Company's business, results of operations and financial condition.

Sensitivity to Major Projects. In 1996, three projects accounted for 38% of the Company's revenues and in 1995, two projects accounted for 59% of the Company's revenues. The average size and dollar volume of each installation has been increasing. As a result, the Company's results of operations are likely to continue to be dependent on major projects. Such a reliance on major orders is likely to lead to fluctuations in, and to reduce the predictability of, quarterly results. Larger projects also pose other challenges. The sales cycle for larger projects tends to be longer than for smaller projects, and, when orders are received, projects may be delayed by factors outside the Company's control, including customer budget decisions, design changes and delays in obtaining permits. Also, because the dollar volumes are larger, the costs of providing warranty services could increase. The Company's business, results of operations and financial condition could be materially adversely affected if the Company were to fail to obtain major project orders, if such orders were delayed, if installations of such systems were delayed, or if such installations encountered operating, warranty or other problems.

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

Management of Growth. The Company's revenues increased from $6.5 million in the year ended December 31, 1995 to $13.6 million in the year ended December 31, 1996. The Company's growth has placed, and could continue to place, a significant strain on its managerial, operational and financial resources. Although it relies on subcontractors to fabricate subassemblies and to assemble and install completed systems, the Company uses its own employees to design, test and commission systems. The Company seeks to maintain engineering and design staffing levels adequate for current and near-term demand. During periods of rapid growth, such as that experienced by the Company during the last year, the Company's engineering and design personnel generally operate at full capacity. As a result, future growth, if any, is limited by the Company's ability to recruit and train additional engineering, design and project management personnel and by the ability and performance of the individual employees in managing more and larger projects. Furthermore, any failure to maintain quality or to meet customer installation schedules could damage relationships with important customers, damage the Company's reputation generally and result in contractual liabilities. There can be no assurance that the Company will be able to effectively manage an expansion of its operations or that the Company's systems or controls will be adequate to support the Company's operations if expansion occurs. In such event, any failure to manage growth effectively could have a material adverse effect on the Company's business, results of operations and financial condition.

Risks Associated with International Operations and Sales. The Company plans to increase its revenues, in part, through an expansion of its overseas operations. International sales and operations may be limited or disrupted by the imposition of government controls, export license requirements, trade restrictions, changes in tariffs, difficulties in staffing, the transport of machinery, managing international operations and other factors. Expansion internationally encompasses the need to provide an infrastructure for operations, sales and administration. There can be no assurance that the Company will be able to attract, hire and train personnel or develop the infrastructure needed on a timely basis which may have an adverse impact on the Company's business, results of operations and financial condition. Regulatory compliance requirements differ among foreign countries and are also different from those established in the United States. If the Company's customers are unable to obtain the necessary foreign regulatory approvals on a timely basis, the Company's international sales, and thereby its business, results of operations and financial condition, could be materially adversely affected. Additionally, the Company's business, results of operations and financial condition may be materially adversely affected by fluctuations in currency exchange rates as well as increases in duty rates, difficulties in obtaining export licenses, ability to maintain or increase prices and competition. The Company denominates international sales in either United States dollars or local currencies. Sales in Europe have been primarily denominated in pounds sterling. Since some expenses in connection with international contracts are often incurred in United States dollars, there can be a short-term exchange risk created. If the Company has significant international sales in the future denominated in foreign currencies, the Company may purchase hedging instruments to mitigate the exchange risk on these contracts.

Dependence on Key Personnel. The Company's success depends to a significant extent upon its executive officers, particularly its Chairman, President and Chief Executive Officer, John T. Schofield, and key engineering, sales, marketing, financial and technical personnel. Employees may voluntarily terminate their employment with the Company at any time, and none of the Company's employees is subject to any term employment contract with the Company. Because the Company is still at an early stage of growth, the Company has limited personnel resources available to address the different activities in its business. The loss of the services of one or more of the Company's key employees could have a material adverse effect on the Company's business, results of operations and financial condition. The Company maintains key employee life insurance on the life of John T. Schofield in the amount of $2,000,000. There can be no assurance that such amount will be sufficient to compensate the Company for the loss of the services of such individual.

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

Risks Associated with Fixed Price Contracts. A majority of the Company's contracts are performed using "fixed-price" rather than "cost-plus" terms. Under fixed-price terms, the Company quotes firm prices to its customers and bears the full risk of cost overruns caused by estimates that differ from actual costs incurred or manufacturing delays during the course of the contract. Some costs, including component costs, are beyond the Company's control and may be difficult to predict. If manufacturing or installation costs for a particular project exceed anticipated levels, gross margins would be materially adversely affected, and the Company could experience losses. In addition, the manufacturing process may be subject to significant change orders. However, the cost of these change orders may not be negotiated until after the system is installed. The failure of the Company to recover the full cost of these change orders could materially adversely affect gross margins and also cause the Company to experience losses.

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

           10.6 Asset Purchase Agreement between the registrant and Purus, Inc. dated January 4, 1996.(*)

           10.7 Lease dated June 12,1995 between the Registrant and Westmark Metro Plaza, Inc., as amended.(*)

           10.8 Lease dated June 24, 1995 between the Registrant and American General Life Insurance Company.(*)

           10.9 Loan and Security Agreement between the Registrant and Cupertino National Bank and Trust, dated December 15, 1995.(*)

           10.10 Amended and Restated Loan and Security Agreement between the Registrant and Cupertino National Bank and Trust, dated February 25, 1997.(**)

           27.1  Financial Data Schedule.
           ------------------
           (*)Incorporated by reference to exhibits filed with the Registrant's
              Registration Statement on Form S-1 (No. 333-4370) which became effective June 19, 1996.
           (**)Incorporated by reference to exhibits filed with The Registrant's
               Annual Report on Form 10-K for the year ended December 31, 1996.

(b)        Reports on Form 8-K

None

                                    SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   THERMATRIX INC.



Date: May 14, 1997               By: /s/ Steven J. Guerrettaz
                                    -------------------------------
                                    Steven J. Guerrettaz
                                    Vice President - Finance & Accounting,
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)