Form 10-Q
period 1997-06-30
THERMATRIX INC
filed 1997-08-13
CIK 929473

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended June 30, 1997.

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

                    Yes  X             No
                        ___               ___

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

               Class                     Outstanding at June 30, 1997
               -----                     ----------------------------
Common stock, $.001 par value                     7,565,341

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


                               TABLE OF CONTENTS


PART I.   FINANCIAL INFORMATION                                           PAGE
                                                                          ----

Item 1.   Financial Statements.......................................      3

          Condensed Consolidated Balance Sheets......................      3

          Condensed Consolidated Statements of Operations............      4

          Condensed Consolidated Statements of Cash Flows............      5

          Notes to Condensed Consolidated Financial Statements.......      6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations..................................      8

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings..........................................     14

Item 2.   Changes in Securities......................................     14

Item 3.   Defaults Upon Senior Securities............................     14

Item 4.   Submission of Matters to a Vote of Security Holders........     14

Item 5.   Other Information..........................................     14

Item 6.   Exhibits and Reports on Form 8-K...........................     15

          SIGNATURE..................................................     16

                                THERMATRIX INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     (In thousands, except per share data)

                                                         JUNE 30,  DECEMBER 31,
                                                           1997        1996
                                                       __________  ____________
                                                       (UNAUDITED)
ASSETS
        CURRENT ASSETS
        Cash and short-term investments                $   12,354   $   16,199
        Accounts receivable, net                            4,022        4,899
        Costs of uncompleted contracts                        997          809
        Prepaid expenses and other current assets             352          334
                                                       ----------   ----------
          Total current assets                             17,725       22,241
                                                       ----------   ----------
        PROPERTY AND EQUIPMENT
        Machinery and equipment                               841          750
        Demonstration equipment                               303          179
        Furniture and fixtures                                322          307
                                                       ----------   ----------
                                                            1,466        1,236
        Less - Accumulated depreciation and
         amortization                                        (543)        (423)
                                                       ----------   ----------
         Net property and equipment                           923          813
                                                       ----------   ----------
        PATENTS AND OTHER ASSETS, net                       1,077          955
                                                       ----------   ----------
                                                       $   19,725   $   24,009
                                                       ==========   ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
        CURRENT LIABILITIES
        Accounts payable                               $    1,821   $    1,779
        Accrued liabilities                                   648          824
        Billings on uncompleted contracts
         in excess of costs                                    --            8
                                                       ----------   ----------
          Total current liabilities                         2,469        2,611
                                                       ----------   ----------
        STOCKHOLDERS' EQUITY
        Common stock, $0.001 par value                          8            7
        Additional paid-in capital                         48,554       48,454
        Accumulated deficit                               (31,306)     (27,603)
                                                       ----------   ----------
          Total stockholders' equity                       17,256       21,398
                                                       ----------   ----------
                                                       $   19,725   $   24,009
                                                       ==========   ==========

                                THERMATRIX INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)

                                            THREE MONTHS        SIX MONTHS
                                           ENDED JUNE 30,     ENDED JUNE 30,
                                          ----------------   ----------------
                                            1997     1996     1997     1996
                                          -------   -------  ------- --------
REVENUES                                  $ 2,250   $ 3,406  $ 3,334  $ 6,141
COST OF REVENUES                            2,483     2,965    3,889    5,471
                                          -------   -------  -------   ------
  Gross margin                               (233)      441     (555)     670
                                          -------   -------  -------   ------
OPERATING EXPENSES
  Research and development                    437       189      620      327
  Selling, general and administrative       1,788     1,486    3,432    2,814
                                          -------   -------  -------   ------
    Total operating expenses                2,225     1,675    4,052    3,141
                                          -------   -------  -------   ------
    Loss from operations                   (2,458)   (1,234)  (4,607)  (2,471)

INTEREST INCOME (EXPENSE) (net)               184        (5)     397       (6)
                                          -------   -------  -------   ------
  Net loss before income taxes             (2,274)   (1,239)  (4,210)  (2,477)

PROVISION FOR INCOME TAXES                    (17)      (10)     (33)     (15)
                                          -------   -------  -------   ------
  Net loss                                $(2,291)  $(1,249) $(4,243) $(2,492)
                                          =======   =======  =======   ======

NET LOSS PER SHARE                        $ (0.30)  $ (0.21) $ (0.57)  $(0.42)
                                          =======   =======  =======   ======

WEIGHTED AVERAGE COMMON AND
COMMON EQUIVALENT SHARES                    7,535     6,000    7,503    5,882
                                          =======   =======  =======   ======

                                THERMATRIX INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)



                                                           SIX MONTHS ENDED
                                                      -------------------------
                                                        JUNE 30,      JUNE 30,
                                                          1997          1996
                                                      -----------   -----------
                                                              (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
        Net loss                                        $  (4,243)   $  (2,492)
        Adjustments to reconcile net loss to net
        cash used in operating activities -
          Depreciation and amortization                       189          141
          Provision for doubtful accounts                      65           80
        Changes in assets and liabilities -
          Accounts receivable                                 812       (1,096)
          Costs of uncompleted contracts                     (188)        (218)
          Prepaid expenses and other current assets           (18)        (258)
          Accounts payable                                     42        1,543
          Accrued liabilities                                (176)          98
          Billings on uncompleted contracts in excess
          of costs                                             (8)          70
                                                        ---------    ---------
        Net cash provided by (used in) operating
        activities                                         (3,525)      (2,132)
                                                        ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
        Sale of short-term investments                      2,914           --
        Purchases of property and equipment                  (245)         (90)
        Increases in patents and other assets                (176)        (425)
                                                        ---------    ---------
        Net cash provided by (used in) investing
        activities                                          2,493         (515)
                                                        ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
        Borrowings under line of credit                        --        1,000
        Repayment of line of credit borrowings                 --       (1,000)
        Net proceeds from sale of preferred stock              --        2,084
        Net proceeds from sale of common stock                101       22,250
                                                        ---------    ---------
        Net cash provided by financing activities             101       24,334
                                                        ---------    ---------

INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS               (931)      21,687

CASH & CASH EQUIVALENTS BEGINNING OF PERIOD                 4,781          981
                                                        ---------    ---------

CASH & CASH EQUIVALENTS END OF PERIOD                   $   3,850     $ 22,668
                                                        =========     ========

SUPPLEMENTAL CASH FLOW INFORMATION
        Cash paid for interest                                  3           32
        Cash paid for income taxes                             81           12

                                THERMATRIX INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1997
                                  (Unaudited)

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

The unaudited condensed consolidated financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) which are, in the opinion of management, necessary to state fairly the results for the three months and six months ended June 30, 1997 and 1996. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results for the six months ended June 30, 1997 are not necessarily indicative of the results expected for the full fiscal year.

2.   NET LOSS PER SHARE

Net loss per share for the three months and six months ended June 30, 1997 is computed using the weighted average number of common shares outstanding during the periods. Common equivalent shares have been excluded from the computation as their effect is antidilutive.

Net loss per share for the three months and six months ended June 30, 1996 is computed on a pro forma basis. Pro forma net loss per share is computed using the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consist of redeemable convertible preferred stock and convertible preferred stock (using the "if converted" method) and stock options and warrants (using the treasury stock method). As the Company has incurred losses since inception, common equivalent shares have been excluded from the computation as their effect is antidilutive; however, pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, such computations include all common and common equivalent shares issued within the 12 months preceding the filing date of the Registration Statement on Form S-1 as if they were outstanding for all periods presented using the treasury stock method. Redeemable convertible preferred stock and convertible preferred stock outstanding during the period are included (using the "if converted" method) in the computation as common equivalent shares even though the effect is antidilutive.

In February 1997, the Financial Accounting Standards Board issued Statement on Financial Accounting Standards No. 128 (SFAS 128), "Earnings per Share," which is required to be adopted by the Company in its fourth quarter of fiscal 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating earnings per share, primary earnings per share will be replaced with basic earnings per share and fully diluted earnings per share will be replaced with diluted earnings per share. Under basic earnings per share, the dilutive effect of stock options will be excluded. Under SFAS 128, basic and diluted earnings per share for the three months and six months ended June 30, 1997 and 1996 would have been substantially the same as the reported primary earnings per share.

3.   SEGMENT INFORMATION

In June 1997, the Financial Accounting Standards Board issued Statement on Financial Accounting Standards No. 131 (SFAS 131), "Disclosures About Segments of an Enterprise and Related Information," which is required to be adopted by the Company in its fiscal year beginning January 1, 1998. SFAS 131 adopts the "management approach" for determining segments. The Company has identified two segments in its management approach, core business and emerging business. The core business segment includes current products for the treatment and destruction of VOCs. The emerging business segment addresses new applications for diesel engine emission control and radioactive mixed wastes. The following information is provided pursuant to SFAS 131 for the six months ended June 30, 1997. The Company had only one segment in 1996.

                             Core       Emerging
                            Business    Business       Total
                            --------    --------       -----

     Revenues               $ 3,271   $      63       $ 3,334
     Net Operating Loss      (4,356)       (251)       (4,607)
     Operating Assets        18,429       1,296        19,725

                                THERMATRIX INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

The following discussion contains forward-looking information that involves known and unknown risks and uncertainties which may cause the Company's actual results in future periods to differ materially from those indicated herein as a result of certain factors, including those set forth under "Certain Business Considerations."

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

GENERAL
-------

Thermatrix Inc. is a global industrial technology company engaged in the development, manufacture and sale of industrial process equipment for the destruction of volatile organic compounds and hazardous air pollutants (collectively "VOCs"). The core component of the Company's technology is its proprietary flameless thermal oxidizer ("FTO"). The Company's products also include "PADRE/(R)/," a proprietary technology used to capture and recover very low concentration VOCs from low to medium flow vapor streams, and "B.O.S.S./TM/," a proprietary Boiler Oxidation Steam System that destroys VOCs and produces steam for process applications. Through its exclusive marketing agreement with White Horse Technologies, Inc., the Company also provides catalytic oxidizers for treatment of VOCs.

The Company derives its revenues primarily from contracts to develop and manufacture systems for the treatment of VOCs. The Company principally uses the percentage-of-completion method of accounting to recognize contract revenues. Losses on contracts are charged to cost of revenues as soon as such losses become known. The Company pursues new market applications to control VOC emissions by collaborating with a strategic customer in the particular market area. Under these collaborative arrangements, the customer's engineers and other technical personnel work closely with the Company to design and develop an industry- and application-specific system. The Company prices these initial installations at or near the Company's estimated cost. Such applications development projects generate little or no gross margins. This allows the Company to recover the costs of its application development efforts while establishing the acceptance of the Company's technology with market leader customers. The Company believes these collaborative efforts will continue to be important to its success, and the Company intends to continue to develop applications for its technology utilizing these collaborative relationships in the future.

The Company's quarterly revenues and operating results have varied significantly in the past and may fluctuate significantly in the future as a result of a variety of factors, many of which are outside the Company's control. Such factors include general economic and industry conditions, the size and timing of individual orders, the timing and amount of project change orders, the amount of first-time engineering needed, the introduction of new products or services by the Company or its competitors, the introduction of the Company's products to new markets, changes in the levels of operating expenses, including development costs, and the amount and timing of other costs relating to the expansion of the Company's operations.

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

The Company has experienced a shift in customer demands which has led to an increasing number of major turnkey projects. The Company's results of operations are likely to continue to be dependent on such major projects. Such a reliance on major projects is likely to lead to fluctuations in, and to reduce the predictability of, quarterly results. Larger projects also pose other challenges. The sales cycle for larger projects tends to be longer than for smaller projects, and, when orders are received, projects may be delayed by factors outside the Company's control, including customer budget decisions, design changes and delays in obtaining permits. Also, because the dollar volumes are larger, the costs of providing warranty services could increase.
The Company's business, results of operations and financial condition could be materially adversely affected if the Company were to fail to obtain major project orders, if such orders were delayed, if installations of such systems were delayed, or if such installations encountered operating, warranty or other problems.

RESULTS OF OPERATIONS
---------------------

Revenues were $2.3 million and $3.3 million for the three months and six months ended June 30, 1997, down from $3.4 million and $6.1 million for the three
months and six months ended June 30, 1996.   The decrease in revenues reflects a
slowdown in orders for large, turnkey systems, as well as discontinuance of three orders after engineering work had been completed due to changing customer circumstances. Due to the shift in demand to complex, turnkey systems, the Company has re-structured its sales organization to increase focus on marketing and account management and to replace indirect selling through manufacturers' representatives with direct selling by process and application engineers. One customer accounted for 47% and 35%, respectively, of revenues in the three months and six months ended June 30, 1997. Revenues from international customers for the three months and six months ended June 30, 1997, were 48% and 42%, respectively, compared to 14% and 17%, respectively, of revenues for the three months and six months ended June 30, 1996. The substantial increase in international sales revenues during these periods reflects concentrated activity for the construction of a large project to meet the customer delivery schedule. This increase directly relates to the timing of revenue recognition under the percentage of completion accounting method and is not necessarily indicative of the level of international sales for any future periods.

Gross margin losses of $233,000 and $555,000, respectively, were reflected in the three months and six months ended June 30, 1997 versus gross margin contribution of $441,000 and $670,000, respectively, in the comparable periods in 1996. The decrease in gross margins was primarily attributable to lower revenues which were insufficient to absorb the ongoing fixed and semi-fixed costs of engineering and operations. In addition, the Company increased its operating costs by adding infrastructure in Europe and Asia to manage the anticipated increase in customer orders for the Company's products. If customer orders for the Company's products do not materialize in Europe and Asia, the Company's gross margin and operating results could be negatively impacted in future periods.

Research and development expenses increased to $437,000 and $620,000, respectively, in the three months and six months ended June 30, 1997 compared to $189,000 and $327,000, respectively, for the comparable periods in 1996. Significant changes in product development were advanced in the three months ended June 30, 1997. A modified recuperative oxidizer was designed and installed which will improve the operability and increase the range of the FTO. A portion of the increase in research and development expenses is attributable to a newly designed continuous process PADRE/(R)/ system. Also, a first test unit for the treatment of emissions from dry cleaning operations was completed and shipped and will undergo testing in the third quarter. Finally, another new design of the FTO was begun and is undergoing tests in connection with diesel engine emission control development. Success in this development could lead to design improvements and cost reduction of the core FTO product.

Selling, general and administrative expenses increased to $1.8 million and $3.4 million, respectively, for the three months and six months ended June 30, 1997, compared to $1.5 million and $2.8 million, respectively, for the comparable periods in 1996. The increase in selling, general and administrative expenses reflects increased staffing and related costs in anticipation of higher sales levels in Europe, Asia and the U.S. It also reflects the increased costs of being a public company. The Company's IPO was completed June 20, 1996.

Net interest income of $184,000 and $397,000, respectively, for the three months and six months ended June 30, 1997, primarily results from the investment of the net proceeds from the Company's initial public offering completed in June 1996.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Total cash and short-term investments were $12.4 million at June 30, 1997, a decrease of $3.8 million from December 31, 1996. This decrease was primarily due to cash used in operations. Net cash used in operating activities increased to $3.5 million in the six months ended June 30, 1997 from $2.1 million in the six months ended June 30, 1996. This increase is primarily a result of the increased operating losses in 1997.

The Company has a $4.0 million revolving receivable bank line of credit which expires February 25, 1998. There were no outstanding borrowings as of June 30, 1997. The Company believes that its current cash and short-term investments, together with the availability of its line of credit, will be sufficient to finance its working capital and other capital requirements at least through 1998.

CERTAIN BUSINESS CONSIDERATIONS
-------------------------------

The Company's business is subject to the following risks and uncertainties, in addition to those described elsewhere.

Operating Losses and Accumulated Deficit; Uncertainty of Future Profitability. The Company had a net loss of approximately $4.9 million in 1996 and $4.2 million for the six months ended June 30, 1997, and had an accumulated deficit of approximately $31.3 million at June 30, 1997. The Company does not expect to be profitable unless and until sales of its systems generate sufficient revenues to fund its operations. There can be no assurance that the Company will achieve such revenues.

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

Sensitivity to Major Projects. For the six months ended June 30, 1997, one project accounted for 35% of the Company's revenues. In 1996, three projects accounted for 38% of the Company's revenues and in 1995, two projects accounted for 59% of the Company's revenues. The average size and dollar volume of each installation has been increasing. As a result, the Company's results of operations are likely to continue to be dependent on major projects. Such a reliance on major orders is likely to lead to fluctuations in, and to reduce the predictability of, quarterly results. Larger projects also pose other challenges. The sales cycle for larger projects tends to be longer than for smaller projects, and, when orders are received, projects may be delayed by factors outside the Company's control, including customer budget decisions, design changes and delays in obtaining permits. Also, because the dollar volumes are larger, the costs of providing warranty services could increase. The Company's business, results of operations and financial condition could be materially adversely affected if the Company were to fail to obtain major project orders, if such orders were delayed, if installations of such systems were delayed, or if such installations encountered operating, warranty or other problems.

Fluctuations in Quarterly Operating Results.   The Company's quarterly revenues
and operating results have varied significantly in the past and may fluctuate significantly in the future as a result of a variety of factors, many of which are outside the Company's control. Such factors include general economic and industry conditions, the size and timing of individual orders, the timing and amount of project change orders, the introduction of new products or services by the Company or its competitors, the introduction of the Company's products to new markets, changes in the levels of operating expenses, including development costs, and the amount and timing of other costs relating to the expansion of the Company's operations.

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

Risks Associated With Development Programs.   In addition to its core industrial
VOC emissions control business, the Company has embarked on a strategy of working with strategic partners to evaluate the feasibility of applying the Company's FTO technology for other uses. In collaboration with strategic partners, the Company has begun tests involving diesel engine emission control and radioactive mixed waste treatment. The engineering challenges involved in treating diesel emissions and radioactive mixed wastes are different in a number of respects from the conditions in which the Thermatrix system has been used in the past, and there can be no assurance that the Thermatrix technology will prove successful in any of these new applications. Moreover, the Company's extensive database of test results which it uses to design systems for individual installations may not be relevant to these new applications. If early tests of any of these new applications are positive, the Company may need to engage in extensive and costly applications development and engineering in order to commercialize its system for such use, and there can be no assurance as to the success of any such effort.


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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 2, 1997, the annual meeting of stockholders of the Company was held in San Jose, California. The matters voted upon at the meeting and the results of those votes were as follows:

1. Election of Class 1 Directors

                                    Votes
                        ------------------------------
                           For     Withheld   No Vote
                        ---------  --------  ---------
   John T. Schofield    5,907,346    17,177  1,565,591
   Robi Blumenstein     5,924,223       300  1,565,591
   Rebecca P. Mark      5,924,223       300  1,565,591

   The terms of the following Class 2 and Class 3 directors continued after the meeting: Harry J. Healer, Jr.; Robert W. Page; Frank R. Pope; John M. Toups. On June 3, Mr. Page tendered his resignation to take an overseas assignment.

2. Amendment to the Company's Restated Certificate of Incorporation reducing the number of authorized shares of Common Stock from 50,000,000 to 25,000,000 shares

             For        Against  Abstain  No Vote
          ---------     -------  ------- ---------
          5,920,055      1,900    2,568  1,565,591

3. Ratification of the appointment of Arthur Andersen LLP as independent public accountants

             For        Against  Abstain  No Vote
          ---------     -------  ------- ---------
          5,922,055      1,000    1,468  1,565,591

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

(a)   Exhibits

      3.3   Restated Certificate of Incorporation of Registrant.(*)
      3.4   Amended and Restated Bylaws of Registrant.(*)
      4.2   Amended and Restated Investor Rights Agreement.(*)
      10.1 Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.(*)
      10.2  1987 Incentive Stock Plan, as amended and related agreements.(*)
      10.3  1996 Stock Plan and form of Stock Option Agreement thereunder.(*)
      10.4  Employee Stock Purchase Plan and forms of agreement thereunder.(*)
      10.5 1996 Director Option Plan and form of Director Stock Option Agreement thereunder.(*)
      10.6 Asset Purchase Agreement between the registrant and Purus, Inc. dated January 4, 1996.(*)
      10.7 Lease dated June 12,1995 between the Registrant and Westmark Metro Plaza, Inc., as amended.(*)
      10.8 Lease dated June 24, 1995 between the Registrant and American General Life Insurance Company.(*)
      10.10 Amended and Restated Loan and Security Agreement between the Registrant and Cupertino National Bank and Trust, dated February
            25, 1997.(**)
      27.1  Financial Data Schedule.

 ----------------
       (*) Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-1 (No. 333-4370) which became effective June 19, 1996.
       (**) Incorporated by reference to exhibits filed with The Registrant's
            Annual Report on Form 10-K for the year ended December 31, 1996.

(b)  Reports on Form 8-K

None

                                   SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     THERMATRIX INC.



Date: August 13, 1997                 By:   /s/ Steven J. Guerrettaz
                                            ------------------------
                                            Steven J. Guerrettaz
                                            Vice President - Finance
                                            & Accounting,
                                            Chief Financial Officer
                                            (Principal Financial and
                                            Accounting Officer)