Form 10-Q
period 1997-09-30
THERMATRIX INC
filed 1997-11-13
CIK 929473

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended September 30, 1997.


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

                             Yes    X         No
                                 --------         ---------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


          Class                             Outstanding at September 30, 1997
          -----                             ---------------------------------
Common stock, $.001 par value                           7,584,898

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



                               TABLE OF CONTENTS


PART I.     FINANCIAL INFORMATION

                                                                                    PAGE
                                                                                    ----
Item 1.     Financial Statements...................................................   3

            Condensed Consolidated Balance Sheets..................................   3

            Condensed Consolidated Statements of Operations........................   4

            Condensed Consolidated Statements of Cash Flows........................   5

            Notes to Condensed Consolidated Financial Statements...................   6

Item 2.     Management's Discussion and Analysis of Financial Condition and Results
            of Operations..........................................................   8


PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings......................................................  14

Item 2.     Changes in Securities..................................................  14

Item 3.     Defaults Upon Senior Securities........................................  14

Item 4.     Submission of Matters to a Vote of Security Holders....................  14

Item 5.     Other Information......................................................  14

Item 6.     Exhibits and Reports on Form 8-K.......................................  15

            SIGNATURE..............................................................  16


                                THERMATRIX INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     (In thousands, except per share data)

                                                        September 30,           December 31,
                                                            1997                    1996
                                                        -------------           ------------
                                                         (Unaudited)
ASSETS
        CURRENT ASSETS
        Cash and short-term investments                   $    8,490              $  16,199
        Accounts receivable, net                               5,356                  4,899
        Costs of uncompleted contracts                         1,141                    809
        Prepaid expenses and other current assets                292                    334
                                                          ----------              ---------
                Total current assets                          15,279                 22,241
                                                          ----------              ---------
        PROPERTY AND EQUIPMENT
        Machinery and equipment                                  889                    750
        Demonstration equipment                                  439                    179
        Furniture and fixtures                                   322                    307
                                                          ----------              ---------
                                                               1,650                  1,236
        Less -- Accumulated depreciation and
         amortization                                           (633)                  (423)
                                                          ----------              ---------
                Net property and equipment                     1,017                    813
                                                          ----------              ---------
        PATENTS AND OTHER ASSETS, net                          1,128                    955
                                                          ----------              ---------
                                                          $   17,424              $  24,009
                                                          ==========              =========

LIABILITIES AND STOCKHOLDERS' EQUITY
        CURRENT LIABILITIES
        Accounts payable                                  $    1,460              $   1,779
        Accrued liabilities                                      741                    824
        Billings on uncompleted contracts
         in excess of costs                                       --                      8
                                                          ----------              ---------
                Total current liabilities                      2,201                  2,611

        STOCKHOLDERS' EQUITY
        Common stock, $0.001 par value                             8                      7
        Additional paid-in capital                            48,571                 48,454
        Accumulated deficit                                  (33,356)               (27,063)
                                                          ----------              ---------
                Total stockholders' equity                    15,223                 21,398
                                                          ----------              ---------
                                                          $   17,424              $  24,009
                                                          ==========              =========


                                THERMATRIX INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)

                                                     Three Months             Nine Months
                                                   Ended September 30,    Ended September 30,
                                                   -------------------    -------------------
                                                     1997      1996         1997       1996
                                                   --------  ---------    ---------  --------
REVENUES                                            $  2,304  $  4,402    $  5,638  $ 10,543
COST OF REVENUES                                       2,311     3,585       6,200     9,056
                                                    --------  --------    --------  --------
      Gross margin                                        (7)      817        (562)    1,487
                                                    --------  --------    --------  --------
OPERATING EXPENSES:
     Research and development                            302       179         922       506
     Selling, general and administrative               1,877     1,729       5,309     4,543
                                                    --------  --------    --------  --------
        Total operating expenses                       2,179     1,908       6,231     5,049
                                                    --------  --------    --------  --------
        Loss from operations                          (2,186)   (1,091)     (6,793)   (3,562)

INTEREST INCOME (EXPENSE) (net)                          153       268         550       262
                                                    --------  --------    --------  --------
     Net loss before income taxes                     (2,033)     (823)     (6,243)   (3,300)

PROVISION FOR INCOME TAXES                               (17)      (13)        (50)      (28)
                                                    --------  --------    --------  --------
     Net loss                                       $ (2,050) $   (836)   $ (6,293) $ (3,328)
                                                    ========  ========    ========  ========
NET LOSS PER SHARE                                  $  (0.27) $  (0.11)   $  (0.84) $  (0.52)
                                                    ========  ========    ========  ========
WEIGHTED AVERAGE COMMON AND
COMMON EQUIVALENT SHARES                               7,573     7,435       7,526     6,399
                                                    ========  ========    ========  ========

                                THERMATRIX INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)


                                                                                 Nine Months Ended
                                                                        -----------------------------------
                                                                        September 30,         September 30,
                                                                             1997                1996
                                                                        -----------------------------------
                                                                                    (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
         Net loss                                                         $   (6,293)           $  (3,328)
         Adjustments to reconcile net loss to net cash used
         in operating activities -
           Depreciation and amortization                                         308                  211
           Provision for doubtful accounts                                       175                  175
         Changes in assets and liabilities -
           Accounts receivable                                                  (632)              (2,806)
           Costs of uncompleted contracts                                       (332)                (603)
           Prepaid expenses and other current assets                              42                 (154)
           Accounts payable                                                     (319)               1,001
           Accrued liabilities                                                   (83)                 287
           Billings on uncompleted contracts in excess of costs                   (8)                (240)
                                                                          ----------            ---------
         Net cash (used in) operating activities                              (7,142)              (5,457)
                                                                          ----------            ---------

CASH FLOWS FROM INVESTING ACTIVITIES
         Sale of short-term investments                                        6,291              (11,844)
         Purchases of property and equipment                                    (429)                (133)
         Increase in patents and other assets                                   (256)                (492)
                                                                          ----------            ---------
         Net cash provided by (used in) investing activities                   5,606              (12,469)
                                                                          ----------            ---------

CASH FLOWS FROM FINANCING ACTIVITIES
         Borrowings under line of credit                                          --                1,000
         Repayment of line of credit borrowings                                   --               (1,000)
         Net proceeds from sale of preferred stock                                --                2,084
         Net proceeds from sale of common stock                                  118               22,186
                                                                          ----------            ---------
         Net cash provided by financing activities                               118               24,270
                                                                          ----------            ---------

INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS                                (1,418)               6,344

CASH & CASH EQUIVALENTS BEGINNING OF PERIOD                                    4,781                  981
                                                                          ----------            ---------
CASH & CASH EQUIVALENTS END OF PERIOD                                     $    3,363            $   7,325
                                                                          ==========            =========
SUPPLEMENTAL CASH FLOW INFORMATION
         Cash paid for interest                                                   24                   40
         Cash paid for income taxes                                               99                   13

                                THERMATRIX INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              September 30, 1997
                                  (Unaudited)


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

The unaudited condensed consolidated financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) which are, in the opinion of management, necessary to state fairly the results for the three months and nine months ended September 30, 1997 and 1996. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results for the nine months ended September 30, 1997 are not necessarily indicative of the results expected for the full fiscal year.

2.   NET LOSS PER SHARE

Net loss per share for the three months and nine months ended September 30, 1997 and 1996 is computed using the weighted average number of common shares outstanding during the periods. Common equivalent shares have been excluded from the computation as their effect is antidilutive.

In February 1997, the Financial Accounting Standards Board issued Statement on Financial Accounting Standards No. 128 (SFAS 128), "Earnings per Share," which is required to be adopted by the Company in its fourth quarter of fiscal 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating earnings per share, primary earnings per share will be replaced with basic earnings per share and fully diluted earnings per share will be replaced with diluted earnings per share. Under basic earnings per share, the dilutive effect of stock options will be excluded. Under SFAS 128, basic and diluted earnings per share for the three months and nine months ended September 30, 1997 and 1996 would have been substantially the same as the reported primary earnings per share.

3.   SEGMENT INFORMATION

In June 1997, the Financial Accounting Standards Board issued Statement on Financial Accounting Standards No. 131 (SFAS 131), "Disclosures About Segments of an Enterprise and Related Information," which is required to be adopted by the Company in its fiscal year beginning January 1, 1998. SFAS 131 adopts the "management approach" for determining segments. The Company has identified two segments in its management approach, core business and emerging business. The core business segment includes current products for the treatment and destruction of VOCs. The emerging business segment addresses new applications for diesel engine emission control and radioactive mixed wastes. The following information is provided pursuant to SFAS 131 for the nine months ended September 30, 1997. The Company had only one segment in 1996.


                                     Core      Emerging
                                   Business     Business     Total
                                   --------   ----------  ----------
     Revenues                      $ 5,575    $    63      $ 5,638
     Net Operating Loss             (6,277)      (516)      (6,793)
     Operating Assets               16,092      1,332       17,424

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

GENERAL
-------

Thermatrix Inc. is a global industrial technology company engaged in the development, manufacture and sale of industrial process equipment for the destruction of volatile organic compounds and hazardous air pollutants (collectively "VOCs"). The core component of the Company's technology is its proprietary flameless thermal oxidizer ("FTO"). The Company's products also include PADRE(R), a proprietary technology used to capture and recover very low concentration VOCs from low to medium flow vapor streams, and B.O.S.S.(TM), a proprietary Boiler Oxidation Steam System that destroys VOCs and produces steam for process applications. Through its exclusive marketing agreement with White Horse Technologies, Inc., the Company also provides other thermal oxidizers for treatment of VOCs.

The Company derives its revenues primarily from contracts to develop, manufacture and install systems for the treatment of VOCs. The Company principally uses the percentage-of-completion method of accounting to recognize contract revenues. Losses on contracts are charged to cost of revenues as soon as such losses become known. The Company pursues new market applications to control VOC emissions by collaborating with a strategic customer in the particular market area. Under these collaborative arrangements, the customer's engineers and other technical personnel work closely with the Company to design and develop an industry- and application-specific system. The Company prices these initial installations at or near the Company's estimated cost. Such applications development projects generate little or no gross margins. This allows the Company to recover the costs of its application development efforts while establishing the acceptance of the Company's technology with market leader customers. The Company believes these collaborative efforts will continue to be important to its success, and the Company intends to continue to develop applications for its technology utilizing these collaborative relationships in the future.

The Company has experienced a shift in market demand for its products. The US VOC market has declined, reflecting low capital expenditures in new process facilities coupled with increased capital expenditures overseas associated with continued globalization of the chemical and pharmaceutical industries. The increased adoption of ISO 14000 standards is expected to reinforce this trend as global companies focus on the areas of most needed improvement which will tend to be outside the US. In 1997, the Company has responded to this shift by reducing its US sales and operating staff and increasing its presence overseas. The Company has increased its own staff presence in Europe and has added engineering and manufacturing partners in the Far East.

RESULTS OF OPERATIONS
---------------------

Revenues were $2.3 million and $5.6 million for the three months and nine months ended September 30, 1997, down from $4.4 million and $10.5 million for the three
months and nine months ended September 30, 1996.   The decrease in revenues
reflects a slowdown in orders for large, turnkey systems, as well as discontinuance of three orders due to changing customer circumstances after engineering work had been completed. Due to the shift in demand to complex, turnkey systems, the Company has re-structured its sales organization to increase focus on marketing and account management and to replace indirect selling through manufacturers' representatives with direct selling by process and application engineers. One customer accounted for 31% and 34%, respectively, of revenues in the three months and nine months ended September 30, 1997. A second customer accounted for 17% of revenues in the three months ended September 30, 1997. Revenues from international customers for the three months and nine months ended September 30, 1997, were 33% and 38%, respectively, compared to 7% and 13%, respectively, of revenues for the three months and nine months ended September 30, 1996. The substantial increase in international sales revenues during these periods reflects concentrated activity for the construction of a large project to meet the customer delivery schedule. This increase directly relates to the timing of revenue recognition under the percentage of completion accounting method and is not necessarily indicative of the level of international sales for any future periods.

Gross margin losses of $7,000 and $562,000, respectively, were reflected in the three months and nine months ended September 30, 1997 versus gross margin contribution of $817,000 and $1,487,000, respectively, in the comparable periods in 1996. The decrease in gross margins was primarily attributable to lower revenues which were insufficient to absorb the ongoing fixed costs of engineering and operations. In addition, the Company increased its operating costs by adding infrastructure in Europe and Asia to manage the anticipated increase in customer orders for the Company's products. If customer orders for the Company's products do not materialize in Europe and Asia, the Company's gross margin and operating results could be negatively impacted in future periods.

Research and development expenses increased to $302,000 and $922,000, respectively, in the three months and nine months ended September 30, 1997 compared to $179,000 and $506,000, respectively, for the comparable periods in 1996. Significant product development activities were conducted in the nine months ended September 30, 1997. A modified recuperative oxidizer was designed and installed which will improve the operability and increase the range of the FTO. A portion of the increase in research and development expenses is attributable to a newly designed continuous process PADRE(R) system. Also, a first test unit for the treatment of emissions from dry cleaning operations was completed and shipped and is undergoing testing. Finally, another new design of the FTO was begun and is undergoing tests in connection with the possible application to diesel engine emission control and, potentially, to the development of lower cost versions of the core FTO product.

Selling, general and administrative expenses increased to $1.9 million and $5.3 million, respectively, for the three months and nine months ended September 30, 1997, compared to $1.7 million and $4.5 million, respectively, for the comparable periods in 1996. The increase in selling, general and administrative expenses reflects increased staffing and related costs in anticipation of higher sales levels in Europe and Asia. It also reflects the increased costs of being a public company. The Company's IPO was completed June 20, 1996.

Net interest income of $153,000 and $550,000, respectively, for the three months and nine months ended September 30, 1997, primarily results from the investment of the net proceeds from the Company's initial public offering completed in June 1996.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Total cash and short-term investments were $8.5 million at September 30, 1997, a decrease of $7.7 million from December 31, 1996. This decrease was primarily due to cash used in operations and a build-up in receivables for a major project for which an irrevocable letter of credit was established. The letter of credit was paid ($1.5 million) in October. Net cash used in operating activities increased to $7.1 million in the nine months ended September 30, 1997 from $5.5 million in the nine months ended September 30, 1996. This increase is primarily a result of the increased operating losses in 1997.

The Company has a $4.0 million revolving receivable bank line of credit which expires February 25, 1998. There were no outstanding borrowings as of September 30, 1997. The Company believes that its current cash and short-term investments, together with the availability of its line of credit, will be sufficient to finance its working capital and other capital requirements through 1998.

CERTAIN BUSINESS CONSIDERATIONS
-------------------------------

The Company's business is subject to the following risks and uncertainties, in addition to those described elsewhere.

Operating Losses and Accumulated Deficit; Uncertainty of Future Profitability. The Company had a net loss of approximately $4.9 million in 1996 and $6.3 million for the nine months ended September 30, 1997, and had an accumulated deficit of approximately $33.4 million at September 30, 1997. The Company does not expect to be profitable unless and until sales of its systems generate sufficient revenues to fund its operations. There can be no assurance that the Company will achieve such revenues.

Uncertainty of Market Acceptance. To date, FTO systems have been installed in a small segment of a number of industries. There can be no assurance that the Company's FTO technology will receive broad market acceptance. Broad market acceptance of the Company's products will depend upon the Company's ability to persuade potential customers to adopt its FTO technology in place of certain, more established, competing technologies, including flame-based destruction and carbon adsorption systems. The failure of the Company to persuade a significant number of potential customers to adopt its FTO technology would have a material adverse effect on the growth of the Company's business, results of operations and financial condition.

Sensitivity to Major Projects. For the nine months ended September 30, 1997, one project accounted for 34% of the Company's revenues. In 1996, three projects accounted for 38% of the Company's revenues and in 1995, two projects accounted for 59% of the Company's revenues. The average size and dollar volume of each installation has been increasing. As a result, the Company's results of operations are likely to continue to be dependent on major projects. Such a reliance on major orders is likely to lead to fluctuations in, and to reduce the predictability of, quarterly results. Larger projects also pose other challenges. The sales cycle for larger projects tends to be longer than for smaller projects, and, when orders are received, projects may be delayed by factors outside the Company's control, including customer budget decisions, design changes and delays in obtaining permits. Also, because the dollar volumes are larger, the costs of providing warranty services could increase. The Company's business, results of operations and financial condition could be materially adversely affected if the Company were to fail to obtain major project orders, if such orders were delayed, if installations of such systems were delayed, or if such installations encountered operating, warranty or other problems.

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

Management of Growth.   Although the Company's revenues have decreased in 1997
compared to the prior year, the Company's revenues increased from $6.5 million in the year ended December 31, 1995 to $13.6 million in the year ended December 31, 1996. The Company's growth has placed, and could continue to place, a significant strain on its managerial, operational and financial resources. Although it relies on subcontractors to fabricate subassemblies and to assemble and install completed systems, the Company uses its own employees to design, test and commission systems. The Company seeks to maintain engineering and design staffing levels adequate for current and near-term demand. During periods of rapid growth, such as that experienced by the Company during 1996, the Company's engineering and design personnel generally operate at full capacity. As a result, future growth, if any, is limited by the Company's ability to recruit and train additional engineering, design and project management personnel and by the ability and performance of the individual employees in managing more and larger projects. Furthermore, any failure to maintain quality or to meet customer installation schedules could damage relationships with important customers, damage the Company's reputation generally and result in contractual liabilities. There can be no assurance that the Company will be able to effectively manage an expansion of its operations or that the Company's systems or controls will be adequate to support the Company's operations if expansion occurs. In such event, any failure to manage growth effectively could have a material adverse effect on the Company's business, results of operations and financial condition.

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

Regulatory compliance requirements differ among foreign countries and are also different from those established in the United States. If the Company's customers are unable to obtain the necessary foreign regulatory approvals on a timely basis, the Company's international sales, and thereby its business, results of operations and financial condition, could be materially adversely affected. Additionally, the Company's business, results of operations and financial condition may be materially adversely affected by fluctuations in currency exchange rates, including currency devaluations, as well as increases in duty rates, difficulties in obtaining export licenses, ability to maintain or increase prices and competition. The Company denominates international sales in either United States dollars or local currencies. Sales in Europe have been primarily denominated in pounds sterling. Since some expenses in connection with international contracts are often incurred in United States dollars, there can be a short-term exchange risk created. If the Company has significant international sales in the future denominated in foreign currencies, the Company may purchase hedging instruments to mitigate the exchange risk on these contracts.

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

(a)   Exhibits

      3.3  Restated Certificate of Incorporation of Registrant.

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

     10.6 Asset Purchase Agreement between the registrant and Purus, Inc. dated January 4, 1996.(*)

     10.7 Lease dated June 12,1995 between the Registrant and Westmark Metro Plaza, Inc., as amended.(*)

     10.8 Lease dated June 24, 1995 between the Registrant and American General Life Insurance Company.(*)

    10.10 Amended and Restated Loan and Security Agreement between the Registrant and Cupertino National Bank and Trust, dated February 25, 1997.(**)

     27.1  Financial Data Schedule.

-----------------------
     (*) Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-1 (No. 333-4370) which became effective June 19, 1996.

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



                                  THERMATRIX INC.


Date: November 13, 1997           By: /s/ Steven J. Guerrettaz
                                      ------------------------
                                      Steven J. Guerrettaz
                                      Vice President - Finance & Accounting,
                                      Chief Financial Officer
                                      (Principal Financial and Accounting
                                       Officer)