Form 10-K405
period 1997-12-31
THERMATRIX INC
filed 1998-03-31
CIK 929473

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

[X]Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange
   Act of 1934 For the fiscal year ended December 31, 1997.

[_]Transition report pursuant to Section 13 or 15(d) of the Securities
   Exchange Act of 1934 For the transition period from            to
             .

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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Paragraph 229.405 of this Chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

  On February 28, 1998, there were issued and outstanding 7,641,842 shares of Common Stock. The aggregate market value of Common Stock held by non-affiliates of the Registrant on that date was approximately $11,780,000, based on the closing sale price of the Common Stock, as reported by the NASDAQ National Market.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS

FORWARD-LOOKING INFORMATION

  Statements in this Report concerning expectations for the future constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are subject to a number of known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements of the Company to differ materially from those expressed or implied by such forward-looking statements. Relevant risks and uncertainties include, among others, those discussed in Item 1 of Part I under the heading "Risk Factors" and elsewhere in this Report and those described from time to time in the Company's other filings with the Securities and Exchange Commission, press releases and other communications.

DESCRIPTION OF BUSINESS

  Thermatrix Inc. ("Thermatrix" or the "Company") is a global industrial technology company engaged in the development, manufacture and sale of industrial process equipment for the destruction of volatile organic compounds and hazardous air pollutants (collectively, "VOCs"). The core component of the Company's technology is its proprietary flameless thermal oxidizer ("FTO"), which is capable of treating virtually all VOCs while achieving destruction removal efficiency ("DRE") of 99.99% or higher with de minimis formation of hazardous by-products such as oxides of nitrogen ("NOx"), carbon monoxide ("CO") and products of incomplete combustion ("PICs"). The Company sells its flameless thermal oxidizer as a stand-alone unit or as an integrated system. In addition, the Company's product line also includes PADRE(R), a proprietary technology used to capture and recover very low concentration VOCs from low-to-medium vapor streams, and through its exclusive marketing agreement with White Horse Technologies, Inc., B.O.S.S.(TM), a proprietary Boiler Oxidizer Steam System that destroys VOCs and produces steam for process applications.

  To date, the Company has focused on the industrial VOC market where it believes the Company's FTO system offers the greatest economic and environmental advantages over other treatment methods. These advantages include: (i) low operating and maintenance costs; (ii) product safety; (iii) application to a wide range of VOCs, including difficult-to-treat chlorinated, sulfonated and fluorinated compounds; (iv) the ability to economically treat fume streams with variable flows and concentrations; (v) high operating reliability; (vi) high DRE; and (vii) de minimis formation of hazardous by-products.

  The Company's strategy is to expand the use and application of its proprietary FTO technology and to become a leading global supplier of industrial VOC treatment systems by: (i) increasing market penetration for established applications; (ii) broadening application of the Company's proprietary FTO technology for new industrial VOC applications; and (iii) expanding the Company's product line to include complementary technologies.

  The Company has achieved a number of significant milestones in commercializing its technology in the industrial VOC market, including: (i) establishing the application of its proprietary FTO technology in the petroleum, chemical/petrochemical, pulp and paper, medical sterilization and pharmaceutical industries with "market leader" customers, and for soil and groundwater remediation; (ii) selling more than 70 commercial-scale systems;
(iii) establishing a global sales and marketing organization; and (iv) the receipt of regulatory approvals by the Company's customers for the use of the Company's systems in the United States, Canada, England, Ireland, France and Taiwan. The Company's customers in 1997 included: Chesebrough-Pond's USA Co., Formosa Petrochemical Corporation, Mobil Chemical Company, PPG Industries, Inc., Bayer Corporation, Zeneca, Ltd., B.F. Goodrich, Marathon Oil, BASF, Shin Foong, Sorex Medical, Zeon Chemicals and Warner-Lambert as well as the United States Departments of Defense and Energy (the "DOD" and the "DOE", respectively).

  The Company is pursuing a strategy to selectively provide complementary technologies in order to expand its presence in the VOC treatment market. In April 1996, the Company acquired all rights to the PADRE VOC adsorption technology from Purus, Inc. and in April 1997 the Company entered into an exclusive marketing agreement with White Horse Technologies, Inc. pursuant to which the Company has the exclusive right to sell B.O.S.S.(TM).

  In addition to its core industrial VOC emissions control business, the Company has embarked on a strategy of working with strategic partners to evaluate the feasibility of applying the Company's FTO technology to other markets. In light of the recent technological advances in the diesel program and the significant amount of federal and international attention being focused on particulate matter ("PM") reductions from diesel engines, the Company is currently focusing its development activities on the application of the Company's FTO technology to the treatment of emissions from stationary and mobile diesel engines.

INDUSTRIAL VOC EMISSIONS

  VOCs are an unavoidable by-product of many manufacturing and process industries worldwide and must be controlled due to significant health, safety and environmental risks. The primary conventional industrial VOC treatment methods are flame-based thermal oxidation, activated carbon adsorption and scrubbing systems, which are installed in many industries, including petroleum, chemical/petrochemical, pulp and paper and pharmaceutical.

  In the United States, the health, safety and environmental risks presented by VOCs have led to significant federal regulations, which are enforced by the Occupational Safety and Health Administration ("OSHA"), the United States Environmental Protection Agency ("U.S. EPA") and various state and local agencies. Non-compliance with these regulations carries substantial civil and criminal penalties. The United States Clean Air Act Amendments of 1990 (the "CAAA") significantly expanded the scope of air pollution regulations established in the 1970s, and required the reduction and control of a wide range of air pollutants, including 189 hazardous air pollutants ("HAPs"), most of which are VOCs. The CAAA also addressed for the first time the reduction of NOx that, in combination with VOCs, produce smog. The CAAA introduced new regulatory requirements and timetables for the abatement of VOCs and NOx for most geographic areas that become progressively more stringent through the year 2010.

  In addition, international demand for VOC control equipment is rapidly growing. While many European nations have comprehensive health, safety and environmental regulations in force, certain Asian and Latin American nations have only recently begun to recognize the need to more stringently control VOC emissions. In addition, many multinational companies have recognized the benefits of global health, safety and environmental standards and are collaborating in the development of comprehensive voluntary environmental performance standards such as ISO 14000.

THE THERMATRIX SYSTEM FOR INDUSTRIAL VOC CONTROL

  The core component of the Company's system is its proprietary FTO, a highly engineered, insulated vessel packed with ceramic material. Due to its flameless design and consistent temperature profile (between 1600(degrees) and 1800(degrees)F), the Company's FTO system achieves high destruction with very low energy usage and with de minimis formation of NOx and CO. The FTO system can also be combined with an energy recovery system if the waste stream contains a surplus of energy over and above that required for VOC destruction. Recovery of usable materials from halogenated or sulfonated fume streams is also possible due to the high DRE of the FTO system.

  The Thermatrix technology has the following attributes, which individually or in combination provide advantages over competing methods for industrial VOC treatment:

  Energy Efficiency. The FTO system can operate effectively on VOC fume streams of moderate-to-high concentrations with less than 30% of the energy required for flame-based systems. The FTO's energy efficiency is particularly significant in geographic locations where the cost of energy is many times higher than in the United States.

  Safety. The FTO is certified for use in flameproof areas where conventional flame-based systems are prohibited.

  Flexibility. The FTO can process a broad range of VOCs, including difficult-to-treat compounds and those with variable flows and concentrations.

  Reliability. The FTO operates within wide tolerance limits, is fully automatic, has no moving parts, no catalysts and requires little off-line maintenance.

  High DRE. The Thermatrix system consistently achieves DRE of 99.99% or higher, which exceeds the DRE achieved by competing technologies. The high DRE of the Thermatrix system makes it particularly useful in applications involving the most highly toxic and complex VOCs.

  De minimis By-products. The absence of a flame minimizes the formation of by-products generated by flame-based systems, including NOx, CO and PICs. The reduced energy requirement for the FTO system also results in a corresponding reduction in the formation of greenhouse gases.

  Regulatory Advantages. The Company's systems often exceed regulatory performance requirements because of the high DRE and the de minimis formation of by-products.

  In February 1998, the Company successfully completed six months of full-scale testing of a new FTO design. The oxidizer was reconfigured to create an almost spherical flameless reaction front within the reactor's ceramic matrix, as compared to the planar flameless reaction front, which until now was a signature feature of the Company's technology. The Company believes the new development will result in the following business advantages and design features:

 . A greater than 60% reduction in the size of a typical non-recuperative flameless thermal oxidizer for the same processing capability.

 . A hot-wall reactor with the ability to process chlorinated, sulfonated and fluorinated waste streams without the need for expensive and exotic materials of construction to prevent corrosion.

 . The ability to use horizontal as well as vertical vessels, which will extend the applicable range of non-recuperative oxidizers to over 40,000 scfm.

 . The incorporation of electric-assisted preheat, which will enable the Company to offer flameless startup and operation.

 . The ability to offer, for the first time, a flameless thermal oxidizer for the destruction of hazardous liquids by direct injection into the oxidizer.

 . The ability to offer, for the first time, a flameless oxidizer using liquid fuels such as diesel, kerosene or waste solvents rather than other fuels such as natural gas or propane, which are not available in all areas.

VOC BUSINESS STRATEGY

  The Company seeks to expand the use and application of its proprietary FTO technology and to become a leading global supplier of industrial VOC treatment systems. The Company's strategy in the industrial VOC market is to: (i) increase market penetration for established applications; (ii) broaden application of the Company's technology in the industrial VOC market; and
(iii) selectively provide complementary technologies in order to expand its presence in the VOC treatment market. Key elements of the Company's industrial VOC strategy are as follows:

  Increase Market Penetration for Established Applications. Thermatrix systems have now been successfully installed in the petroleum, chemical/petrochemical, pharmaceutical, medical sterilization, and pulp and paper industries, and for soil and groundwater remediation, at facilities operated by customers such as Chevron U.S.A. Inc., Dow Chemical Company, PPG Industries, Inc., Simpson Paper and Bayer Corporation, as well as facilities operated by the DOD and DOE. Many of these customers have already purchased multiple units. The Company is using these reference accounts to promote follow-on sales to the same customers and to expand sales within these industries, both in the United States and overseas.

  Broaden Application of the Company's Technology in the Industrial VOC Market. The Company is continuing to identify new customers within industrial VOC applications not currently served by the Company, such as the electronics and semiconductor industries. In addition, there is an increasing demand from customers for the Company to supply turnkey systems that combine the Company's FTO technology with other technologies. These "hybrid" systems may provide energy recovery or product recovery, as well as treatment of the customer's fume stream.

  Provide Complementary Technologies. Customers are increasingly seeking suppliers who can solve a wide range of VOC problems. To provide such solutions the Company continues to seek opportunities to expand its technology portfolio through joint ventures, selective marketing arrangements and acquisitions. In April 1996, the Company acquired all rights from Purus, Inc. to a VOC adsorption technology known as PADRE, which uses a regenerative synthetic adsorption resin to capture and recover very low concentration VOCs from low-to-medium flow vapor streams. In April 1997 the Company entered into an exclusive marketing agreement with White Horse Technologies, Inc. to market their products, including B.O.S.S.(TM), a proprietary Boiler Oxidizer Steam System that destroys VOCs and produces steam for process applications, and other thermal oxidizers for the treatment of VOCs.

  The Company believes that its installed base and proven applications provide a solid foundation for growth in both the United States and overseas. The Company received its first order from Europe in 1995. The percentage of sales to international customers increased to 14% in 1996 and 35% in 1997. The Company expects this trend to continue and anticipates that over 60% of its 1998 sales will be for overseas installations. During 1997, the Company relocated its European operation from London to an expanded facility near Hull, England. The Company's United Kingdom capabilities now include sales, applications engineering, project management and service. The Company has established relationships with qualified subcontractors for fabrication and assembly in Europe and has agreements with engineering partners in Asia for construction and installation support.

INDUSTRIAL VOC CONTROL COMPETITIVE ENVIRONMENT

  The industrial VOC control equipment market is mature and highly fragmented among a large number of competitors, none of whom have a significant industry-wide market share. The Company currently competes primarily with suppliers of flame-based thermal oxidation systems, carbon adsorption systems and scrubbing systems. Within each of these categories, the technologies are generally undifferentiated and characterized by commodity pricing. Since many of these technologies have been in use for over thirty years, these technologies are familiar and predictable to companies requiring VOC controls and to regulators, and are available from and promoted by a large number of suppliers. In addition, some of the Company's competitors have substantially greater financial resources, operating experience and market presence than the Company. There can be no assurance that the Company's existing competitors or new market entrants will not develop new technologies or modifications to existing technologies that are superior to or more cost-effective than the Company's FTO technology. In addition, increased competition could result in price reductions and reduced gross margins and could limit the Company's market share.

  The Company believes that the major considerations in selecting industrial VOC control systems are safety; capital, operating and maintenance costs; high DRE; ease of permitting; process stream characteristics; unit location; and on-line reliability. The Company believes it competes favorably with respect to these factors.

INDUSTRIAL VOC REGULATORY ENVIRONMENT

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

  The United States Clean Air Act Amendments of 1990 (the "CAAA") significantly expanded the scope of air pollution regulations established in the 1970s, and required the reduction and control of a wide range of air pollutants, including 189 hazardous air pollutants, most of which are VOCs. The CAAA also addressed the reduction of NOx that, in combination with VOCs, produces smog. The CAAA introduced new regulatory requirements and timetables for the abatement of VOCs and NOx for most geographic areas that become progressively more stringent through the year 2010. Specifically, Title I and Title III of the CAAA address emissions of VOCs. Principal provisions of these titles are discussed below.

  Title I establishes requirements for attaining and maintaining national ambient air quality standards ("NAAQS"). Key provisions of Title I are aimed at bringing cities and other areas which are not in attainment in line with NAAQS in most areas by the year 2000 and all cities by 2010. In addition, measures for all regions require the application of technological controls to reduce emissions of ozone precursors, such as VOCs, from a broad range of industrial activities, including chemicals production, petroleum refining, pharmaceutical production, gasoline distribution, wastewater treatment, solvent use, coating operations, hazardous waste treatment storage and disposal facilities, solid waste landfills and marine terminal loading and unloading.

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

  The Company works with regulatory agencies both domestically and overseas to inform these agencies about the Company's FTO technology in order to facilitate the permitting process for its customers. In England, Her Majesty's Inspectorate of Pollution has issued Technical Note ITN/IPCX/02 identifying the flameless oxidation process benefits of high destruction (greater than 99.99%) and low formation of NOx and CO. The Company's FTO system was selected for inclusion in the Texas Natural Resource Conservation Commission's list of innovative environmental technologies. Thermatrix is currently under review for certification by the California Environmental Protection Agency ("CalEPA") as a flameless thermal destruction technology. The CalEPA program is closed to incineration technologies. Also, the U.S. EPA and its equivalent agencies in the U.K., Ireland, Italy and the Netherlands have recognized the Company's FTO technology as not being incineration.

CURRENT THERMATRIX INDUSTRIAL VOC CUSTOMERS

  The Company has identified industries that are large generators of VOCs and where it believes its FTO technology provides significant competitive advantages over existing treatment methods. The Company has sought acceptance of its systems, in each of its initial target markets, through the utilization of "market leader" customers. To date, the Company has sold over 70 systems across a range of industries including petroleum, chemical/petrochemical, pharmaceutical, pulp and paper manufacturing, medical sterilization and for soil and groundwater remediation. The following table sets forth the Company's target markets, representative customers and the types of VOCs treated by its systems:

    TARGET MARKETS            REPRESENTATIVE CUSTOMER             VOCS TREATED
----------------------  ----------------------------------- -------------------------
Petroleum/Refining      Chevron, Marathon Oil               Hydrocarbons
Chemical/Petrochemical  Dow Chemical, Bayer Corporation,    Chlorinated and
 Manufacturing          Mobil Chemical Company, Formosa      Fluorinated Compounds
                        Petrochemical Corporation, BASF,
                        PPG Industries, Inc., B.F. Goodrich
Pharmaceuticals         Zeneca, Warner-Lambert,             Chlorinated Compounds
 Manufacturing          Chesebrough-Pond's USA Co.
Pulp and Paper          Georgia Pacific, Simpson Paper      Sulfonated Compounds
 Manufacturing
Medical Sterilization   Sorex Medical                       Ethylene Oxide
Soil and Groundwater    DOD, DOE, Thermo Remediation        Chlorinated Compounds and
 Remediation                                                 Hydrocarbons

SALES AND MARKETING

  The Company has experienced a shift in market demand for its products, both in terms of the geographic distribution of the orders it has received and the complexity of the systems ordered.

  The Company has experienced an increase in order volume from overseas as orders from the United States declined. The Company expects this trend to continue and anticipates that over 60% of its sales in 1998 will be for overseas installations, up from 35% in 1997.

  In addition, the Company's clients have increasingly outsourced the process design of air pollution control systems. Instead of sourcing components individually, clients are seeking a design partner willing to provide an integrated system on a turnkey basis coupled with appropriate system performance guarantees. In response to this shift in demand, the Company restructured its sales organization in 1997 to replace most outside manufacturers' representatives with direct selling by the Company's process and application engineers in order to increase focus on marketing and account management.

  Two sales directors manage the Company's sales efforts. Sales for North America and Asia are managed from San Jose, California and those for Europe are managed from Hull, England. The sales directors hold engineering degrees and have an average of ten years of industrial selling experience.

  In addition, where cost effective, the Company has selectively retained some of its independent commissioned sales representatives in the United States and Canada and currently has agreements with eight representative organizations with over 26 sales agents selling the Company's FTO system. In Asia, the Company has agreements with ICI Taiwan Limited for sales representation in Taiwan and the Peoples' Republic of China, with ICI Japan in Japan, and with Miju Entech in South Korea. All independent representatives are paid solely on commission, which is calculated on a sliding scale as a percentage of sales revenues. The Company retains responsibility for pricing and terms and conditions.

ENGINEERING AND MANUFACTURING

  The Company's Engineering group, located in Knoxville, Tennessee, provides global support to the Company's customers. The Company's project management and assembly operations for the United States and Asia are managed from Knoxville, Tennessee and those for Europe are based in Hull, England. In addition, the Company has agreements with engineering partners in Asia for construction and installation support of the Company's systems. These partners include Toray Engineering Co. and Nittetu Chemical Engineering Ltd. in Japan and Miju Entech in South Korea. The Company will continue to engineer and assemble the proprietary components of its FTO systems, but will utilize its Asian partners to supply the balance of plant. The Company had maintained its own assembly facility in Knoxville, Tennessee but closed that facility at the end of 1997 due to the decrease in United States sales.

  The Company has focused on modularizing and standardizing components of its technology and utilizes sophisticated software to integrate these components into comprehensive air pollution control systems. This system's integration expertise allows the Company to provide comprehensive systems centered on the Company's FTO technology. The engineers utilize state-of-the-art, PC-based, computer-aided engineering and database management tools, including three-dimensional design tools.

  The Company manufactures its systems to customer order. Qualified subcontractors specializing in the manufacture of the particular component carry out component fabrication. These specialized subcontractors adhere to and carry formal certification with national and international codes and standards for electrical and mechanical construction. The Company's subcontractors have been selected to allow the Company to expand its capacity to manufacture additional systems while minimizing the Company's investment in fixed costs. The Company uses qualified subcontractors throughout the United States and overseas and is not dependent on any one or subset of these subcontractors.

  In the fabrication process, no one subcontractor is exposed to the entire technology package and final assembly of the systems is completed by a separate subcontractor. Throughout the delivery cycle, the manufacturing process is managed to conform to ISO 9001.

  During the period that the technology was developed, an extensive empirical database of performance characteristics for waste flows of different volumes and compositions was compiled. The Company has used this database to develop a proprietary, software-based design tool. In the design process, the software tools analyze the characteristics of the customer's fume flow and determine the optimal system configuration and size. Not only does this process specify the correct system characteristics, but also it automates the task of generating budget proposals. The Company is continuing to expand this database as new systems are installed.

RESEARCH AND DEVELOPMENT

  The Company believes that its continued commitment to developing new applications and refining its technology is critical to remaining competitive in the industry. During 1997, the Company devoted its technical resources to product development. The Company achieved a significant breakthrough in the reconfiguration of its basic proprietary FTO technology, which the Company believes will result in new, lower cost products and will enable the Company to expand into liquid waste disposal. Also, the Company designed a modified recuperative oxidizer to improve the operability and increase the range of the FTO. In addition, the Company introduced a continuous adsorption product based on its proprietary PADRE technology.

  The Company's industrial VOC applications development efforts are managed by the Engineering group located in Knoxville, Tennessee. The group's primary mission is to optimize the Company's technology for new applications in the industrial VOC control market. The Company's research and development activities are now primarily focused on its diesel engine emission control program. The Technology Development group, located in San Jose, California, carries out these activities in conjunction with selected strategic partners. When areas of specialized expertise are required, such as advanced metallurgy or numerical modeling, the Company relies on consulting relationships with a number of top tier research institutes, including SRI International, Lawrence Berkeley National Laboratory and Oak Ridge National Laboratory.

POTENTIAL APPLICATIONS UNDER DEVELOPMENT

  The Company's strategy to expand its presence in the VOC market is to work with strategic partners to evaluate the feasibility of applying the Company's technology to other industries. During 1996 and 1997, the Company initiated joint development programs with leading organizations to explore the application of the Company's FTO technology to the control of diesel engine emissions and the treatment of radioactive mixed wastes and sought a development partner to pursue destruction of chemical weapons. By the end of 1997, the Company decided to focus its development business interests on its diesel engine emission control activities due to the recent technological advances in the diesel program, coupled with the uncertainties in the timing and the withdrawal of federal funding for new technologies in the other areas.

  The engineering challenges involved in treating diesel emissions are different in a number of respects from the conditions in which the Thermatrix system has been used in the past, and there can be no assurance that the Thermatrix technology will prove successful in this new application.

  Diesel Engine Emission Control. The fume and soot emissions from static and mobile diesel engines create a serious environmental problem. In late 1997, the Company signed a joint development agreement with Lucas Diesel Systems, a division of LucasVarity plc, for the application of the FTO technology to the treatment of diesel engine emissions from mobile sources. Initial testing in 1997 indicated that the FTO technology could destroy a wide size range of soot particles while lowering NOx missions. The joint development agreement will determine whether the technology can be employed economically at a size suitable for mobile applications.

  Market Overview

   The market for diesel engine emission control is separate and distinct from the industrial VOC market. Approximately eight million diesel vehicles are manufactured each year and there are approximately 40 million diesel vehicles in operation worldwide. Diesel engines provide improved fuel economy, ease of serviceability and greater durability over gasoline engines and are commonly used for medium and heavy-duty trucks, buses, industrial, agricultural, construction, mining, recreational and marine applications, but the VOC and particulate matter ("PM") emissions from diesel engines create a serious environmental problem, which is being addressed in new proposed regulations by the U.S. EPA and its counterparts in Europe and Asia.

  The Thermatrix System

   Many of the advantages of the Thermatrix system for industrial VOC emission control are equally applicable to the destruction of VOCs in diesel engine emissions. Preliminary tests conducted during 1997 demonstrated that the FTO technology could destroy a wide size range of PM while lowering NOx emissions, in addition to destroying VOCs.

   The Company believes the new FTO design announced in February 1998, with its horizontal/vertical configuration, reduced size and all electric preheat design, could accelerate the timetable for the potential commercialization of the Company's technology for the control of fumes from diesel engines, both mobile and stationary.

  Competition

   There are a number of companies working toward diesel emissions reduction solutions. For example, in the post-combustion or exhaust after-treatment sector there are companies such as Englehard Corporation and Johnson-Matthey plc that currently supply a majority of the market with their existing catalyst systems. However, there has been, and continues to be, a need for improvement in the use of catalysts for heavy-duty engine applications. The Company's new FTO design offers the potential for an innovative, non-catalytic solution for diesel engine emission control.

  Regulation

   Diesel engine manufacturers have faced continually increasing governmental regulation of their products especially in the environmental area. In particular, engine manufacturers will have to achieve lower emissions levels in terms of unburned hydrocarbons, PM and NOx. These regulations have imposed and will continue to impose significant research, design and tooling costs on engine manufacturers.

   Specific emissions standards for engines are imposed by the U.S. EPA and by other regulatory agencies such as the California Air Resources Board ("CARB"). Many of the manufacturers believe that their engine products comply with all applicable emissions requirements currently in effect. Their ability to comply with emissions requirements that may be imposed in the future is an important element in maintaining and improving their position in the engine marketplace.

   The CAAA established the United States emissions standards for on-highway engines produced through 2001. For light and medium to heavy-duty engines, the CARB standards are similar to those adopted by the U.S. EPA. In North America, both Canada and Mexico are expected to adopt United States emissions standards. Various diesel engine manufacturers have voluntarily signed a memorandum of understanding with the Canadian government, pursuant to which these manufacturers agreed to sell only United States certified engines in Canada beginning in 1995. In June 1993, Mexico proposed a regulatory program that incorporates United States standards and test procedures. Similar programs are in place throughout Europe and Japan.

   Diesel engines are primarily regulated for PM and NOx. Federal standards for 1998 for buses and trucks for PM are 0.10 grams per brakehorsepower hour, and 5.0 for NOx. These are expected to decrease to 0.05 for PM and
  2.0 for NOx by Year 2004. California standards are even stricter.

  The CAAA gave individual states the option to mandate the new federal requirements or the CARB plan in their states. Twelve Northeast states and Texas have agreed to adopt the CARB rules. The vehicles in operation in those thirteen states comprise more than one-third of the United States vehicle population.

  Radioactive Mixed Wastes. In October 1996, the Company announced the formation of Formatrix, LLC ("Formatrix"), a joint venture with ThermoChem, Inc., a Maryland-based leader in steam reforming systems, to combine, under license, the patented technologies from Thermatrix and ThermoChem to create a treatment system for significantly reducing the volume of the radioactive wastes prior to their encapsulation or vitrification for long-term burial. A prototype Thermatrix-ThermoChem system was constructed under a contract with the DOE and successfully and reliably treated a number of non-radioactive surrogate mixed wastes. However, the likelihood of short-term deployment of the Formatrix system for radioactive mixed waste processing appears to be receding as federal funding for new technologies has been postponed. In view of these uncertainties, the Company plans to discontinue its joint venture arrangement and will undertake any future projects for the processing of radioactive mixed waste on a teaming basis. Accordingly, the Company wrote off its investment in the joint venture in 1997.

  Chemical Demilitarization. Chemical demilitarization refers to the safe disassembly and destruction of stockpiled chemical warfare agents such as mustard and nerve gases. The chemical makeup of many of these agents is similar to compounds that the Company is currently destroying in the commercial industrial market. As an example, the Company has built and brought on-line in 1997 a full-scale commercial facility for the destruction of phosgene and its derivatives associated with the manufacture of specialty chemicals. The Company had been seeking a strategic operating partner to pursue this market, but is no longer actively pursuing this area due to the withdrawal of federal funding for new technologies.

INTELLECTUAL PROPERTY

  As of February 28, 1998, the Company owned 10 United States and 11 international patents, had received notice of allowance for two additional United States patent applications and two additional international patent applications, and had a further nine United States and 36 international patent applications pending relating to its thermal treatment technology. All issued United States patents expire during the period between July 31, 2005 and July 13, 2015. The Company has granted a license of its patents to Formatrix for restricted use in the field of low-level radioactive spent ion exchange resins.

  The Company's twelve issued and allowed United States patents include several hundred claims of varying scope relating to many of the Company's inventive methods and apparatuses. These patents cover fundamental aspects of flameless thermal oxidation that are the bases of the Company's technology and their application. Aspects of the technology, including the use and maintenance of a "flameless reaction wave" of gases or vapors in a matrix of heat resistant materials, are covered under a variety of claiming formats.

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

  In addition to the foregoing patents and patent applications, the Company has four issued United States trademarks, and has received notice of allowance for one additional United States trademark. The Company also has an additional five international trademark applications pending for certain of the Company's tradenames and other intellectual property.

EMPLOYEES

  As of February 28, 1998, the Company had 62 full-time employees, 16 of whom hold advanced degrees. The Company believes that it has been successful in attracting experienced and capable engineering, operations and management personnel. None of the Company's permanent, full-time employees is covered by collective bargaining agreements.

RISK FACTORS

  Operating Losses and Accumulated Deficit; Uncertainty of Future Profitability. The Company had a net loss of approximately $9.6 million in 1997 and an accumulated deficit of approximately $36.7 million at December 31, 1997. Since 1992 when the Company restructured its operations, the Company has financed its operations primarily through private placements of equity securities totaling approximately $20.3 million, an initial public offering of its common stock with net proceeds totaling approximately $22.1 million, and a credit facility with its bank of $4.0 million. The Company does not expect to be profitable unless and until sales of its systems generate sufficient revenues with an appropriate gross margin to fund its operations. There can be no assurance that the Company will achieve such revenues or margins.

  Ability to Compete Against Lower Cost Technologies. To date, FTO systems have been installed in a small segment of a number of industries. There can be no assurance that the Company's FTO technology will receive broad market acceptance as an economically and environmentally acceptable means of destroying VOCs. The Company's ability to compete will depend upon the Company's ability to persuade potential customers to adopt its FTO technology in place of certain, more established, competing technologies, including flame-based destruction and carbon adsorption systems. The failure of the Company to persuade a significant number of potential customers to adopt its FTO technology would have a material adverse effect on the growth of the Company's business, results of operations and financial condition.

  Sensitivity to Major Projects. In 1997, two projects accounted for 38% of the Company's revenues. In 1996, three projects accounted for 38% of the Company's revenues and in 1995, two projects accounted for 59% of the Company's revenues. Although the Company is expanding the number of its customers and installations, the average size and dollar volume of each installation has been increasing. The Company anticipates the size of turnkey projects in 1998 will range from $1 million to $4 million, up from an average of $850,000 in 1996. As a result, the Company's results of operations are likely to continue to be dependent on major projects. Such a reliance on major orders is likely to lead to fluctuations in, and to reduce the predictability of, quarterly results.

  Larger projects also pose other challenges. The sales cycle for larger projects tends to be longer than for smaller projects, and, when orders are received, projects may be delayed by factors outside the Company's control, including customer budget decisions, design changes and delays in obtaining permits. Orders for large systems often have tight delivery schedules and the customer will often attempt to negotiate penalties for late delivery and/or the ability to assess liquidated damages for lost production if the delivery schedule is not met.

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

  Management of Growth. Although it relies on subcontractors to fabricate subassemblies and to assemble and install completed systems, the Company uses its own employees to design, test and commission systems. The Company seeks to maintain engineering and design staffing levels adequate for current and near-term demand. During periods of rapid growth, such as that experienced by the Company during 1996, the Company's engineering and design personnel generally operate at full capacity. As a result, future growth, if any, is limited by the Company's ability to recruit and train additional engineering, design and project management personnel and by the ability and performance of the individual employees in managing more and larger projects. Furthermore, any failure to maintain quality or to meet customer installation schedules could damage relationships with important customers, damage the Company's reputation generally and result in contractual liabilities. There can be no assurance that the Company will be able to effectively manage an expansion of its operations or that the Company's systems or controls will be adequate to support the Company's operations if expansion occurs. In such event, any failure to manage growth effectively could have a material adverse effect on the Company's business, results of operations and financial condition.

  Risks Associated with International Operations and Sales. In 1997, sales to international customers in Europe and Asia increased to 35%, up from 14% in 1996. The Company plans to increase its revenues, in part, through an expansion of its overseas operations. Expansion internationally encompasses the need to provide an infrastructure for operations, sales and administration. The Company's overseas growth has placed, and could continue to place, a significant strain on its managerial, operational and financial resources. There can be no assurance that the Company will be able to attract, hire and train personnel or to continue to develop the infrastructure needed on a timely basis, which may have an adverse impact on the Company's business, results of operations and financial condition.

  Additionally, the Company's business, results of operations and financial condition may be materially adversely affected by fluctuations in currency exchange rates and duty rates, and therefore its ability to maintain or increase prices due to competition. The Company denominates international sales in either U.S. dollars or local currencies. Sales in Europe have been primarily denominated in pounds sterling. Since some expenses in connection with international contracts are often incurred in U.S. dollars, there can be a short-term exchange risk created. If the Company has significant international sales in the future denominated in foreign currencies, the Company may purchase hedging instruments to mitigate the exchange risk on these contracts.

  Risks Associated with Fixed Price Contracts. A majority of the Company's contracts are performed using "fixed-price" rather than "cost-plus" terms. Under fixed-price terms, the Company quotes firm prices to its customers and bears the full risk of cost overruns caused by estimates that differ from actual costs incurred or manufacturing delays during the course of the contract. Some costs, including component costs, are beyond the Company's control and may be difficult to predict. If manufacturing or installation costs for a particular project exceed anticipated levels, gross margins would be materially adversely affected, and the Company could experience losses. In addition, the manufacturing process may be subject to significant change orders. However, in some cases the cost of these change orders may not be negotiated until after the system is installed. The failure of the Company to recover the full cost of these change orders could materially adversely affect gross margins and also cause the Company to experience losses.

  Dependence on Key Personnel. The Company's success depends to a significant extent upon its executive officers and key engineering, sales, marketing, financial and technical personnel, both in the United States and overseas. Employees may voluntarily terminate their employment with the Company at any time, and none of the Company's employees is subject to any term employment contract with the Company. The Company has limited personnel resources available to address the different activities in its business. The loss of the services of one or more of the Company's key employees could have a material adverse effect on the Company's business, results of operations and financial condition.

  The Company also believes that its future success will depend in large part upon its ability to attract and retain additional highly skilled personnel, particularly design and process engineers. Because of the technical sophistication of the Company's systems and the sophisticated engineering software utilized by the Company, design and process engineers who join the Company generally are required to have advanced technical knowledge and significant training to perform efficiently and productively. The availability of such personnel is limited, and the Company has at times experienced difficulty in locating new employees with the requisite level of expertise and experience. In addition, the Company believes its ability to manage the anticipated increase in customer orders for the Company's products in Europe will depend in a large part on its success in attracting and retaining skilled engineers or project managers in Europe. There can be no assurance that the Company will be successful in retaining its existing key personnel or in attracting and retaining the personnel it requires in the future.

  The Company maintains key employee life insurance on the life of its Chairman, President and Chief Executive Officer, John T. Schofield, in the amount of $2,000,000. There can be no assurance that such amount will be sufficient to compensate the Company for the loss of the services of such individual.

  Dependence on the Reliability and Performance of Subcontractors. The Company relies on subcontractors to build system components and to assemble and install systems, both in the United States and overseas. The Company's ability to deliver high quality systems on time will depend upon the reliability and performance of its subcontractors. The failure of a subcontractor to meet delivery schedules could cause the Company to default on its obligations to its customers, which could materially adversely affect the Company's reputation, business, results of operations and financial condition. In addition, the Company's reliance on subcontractors for manufacturing, assembly and installation places a significant part of the Company's quality control responsibilities on these subcontractors. There can be no assurance that the Company will be able to continue to contract for the level of quality control required by the Company's customers. The failure to provide such quality control could result in manufacturing and installation delays, which could have a material adverse effect on the Company's business, results of operations and financial condition.

  Dependence on Customer Information. The Company is highly dependent upon information provided by its customers concerning the type, volume and flow rate of VOC emissions to be treated by the Company's systems. If the customer's information is inaccurate or the customer operates the facility outside its design parameters, a malfunction in the Company's FTO system could occur, resulting in damage to the customer's facilities or personal injury. In addition, incorrect information could cause delays in the design, manufacture and installation of the customer's system. Through no fault of its own, the Company could then be held liable for damages resulting from such malfunction or delay. Any of these factors could have a material adverse effect on the Company's business, results of operations and financial condition.

  Fluctuations in Quarterly Operating Results. The Company's quarterly revenues and operating results have varied significantly in the past and may fluctuate significantly in the future as a result of a variety of factors, many of which are outside the Company's control. Such factors include the size and timing of individual orders, the timing and amount of project change orders, customer delays, order cancellations, general economic and industry conditions, the amount of first-time engineering needed, the introduction of new products or services by the Company or its competitors or the introduction of the Company's products to new markets, changes in the levels of operating expenses, including development costs, and the amount and timing of other costs relating to the expansion of the Company's operations.

  Furthermore, the purchase of the Company's products, particularly for major projects, may involve a significant commitment of capital, with the attendant delays frequently associated with large capital expenditures and authorization procedures within its customers' organization. For these and other reasons, the sales cycle for the Company's products can be lengthy (up to two years) and subject to a number of significant risks over which the Company has little or no control, including customer budgetary constraints. The Company historically has operated with little backlog because most customer orders are placed with relatively short lead times, usually from four to thirty weeks. Variations in the timing of recognition of specific revenues due to changes in project scope and timing may adversely and disproportionately affect the Company's operating results for a quarter because the Company establishes its expenditure levels on the basis of expected future revenues, and a significant portion of the Company's expenses do not vary with current revenues.

  Uncertain Regulatory Environment. The Company's customers are required to comply with environmental laws and regulations in the United States and elsewhere which limit the emission of VOCs and other chemicals. The level of enforcement activities by environmental protection agencies and changes in laws and regulations will affect demand for the Company's systems. To the extent that the burden of complying with such environmental laws and regulations may be eased, the demand for the Company's systems could be materially adversely affected.

  Although the Company believes that its FTO technology does not come under the United States Environmental Protection Agency's ("U.S. EPA") current definitions of incineration, there can be no assurance that the U.S. EPA will not classify the Company's FTO technology as an incineration technology in the future. Classification as an incineration technology could significantly increase the length of time and cost of the permitting process for customers because of the requirement for a public hearing, especially where community sentiment is opposed to incineration technology. A lengthier permitting process could reduce the competitive advantages of the Company's technology and materially adversely affect the Company's business, results of operations and financial condition.

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

  Possible Product Liability. The Company's FTO systems are designed to destroy VOCs, which are highly toxic and flammable. If the Company's systems are improperly designed or operated outside of design parameters and operating instructions provided by the Company, there is a risk of system failure or release of VOCs, which could require the Company to defend itself against a product liability or personal injury claim. Although the Company has product liability and commercial general liability insurance in scope and amount that it believes to be sufficient for the conduct of its business, there can be no assurance that such insurance will cover or be adequate to cover such claims. In addition, the Company's general liability insurance is subject to coverage limits and excludes coverage for losses or liabilities relating to environmental damage or pollution. Accordingly, the Company's efforts to defend itself against such claims could have a material adverse effect on the Company's business, results of operations and financial condition.

  Potential Environmental Liability. Although the Company does not believe that its activities would directly expose it to liabilities under local, state or federal environmental laws and regulations, if the Company were to improperly design, manufacture or test its systems or fail to properly train its customer's employees in the operation of the systems, it could be exposed to possible liability for investigation and clean-up costs under such environmental laws.

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

  Risks Associated With the Diesel Engine Emission Control Development Program. The engineering challenges involved in treating diesel emissions are different in a number of respects from the conditions in which the Thermatrix system has been used in the past, and there can be no assurance that the Thermatrix technology will prove successful in this development area. Moreover, the Company's extensive database of test results that it uses to design systems for industrial installations may not be relevant to diesel engine emission control. Although pilot test results to date have been positive, the Company will need to engage in extensive and costly applications development and engineering in order to commercialize its system for such use, and there can be no assurance as to the success of any such effort.

ITEM 2. PROPERTIES

  The Company leases approximately 5,000 square feet of office space in San Jose, California under a three-year lease terminating in July 1998, which the Company uses as its research and development, and United States and Asia sales offices. The Company has a remaining two-year lease for approximately 15,000 square feet of office space in Knoxville, Tennessee, which it primarily uses for design engineering, project management and accounting offices.

  In addition, the Company leases approximately 5,000 square feet of office space in Hull, England under a six-year lease, accommodating all European activities, including sales, operations and engineering. The Company also leases approximately 1,000 square feet of office space in London, England under a five-year lease, which the Company is currently subletting on a month-to-month basis.

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

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The common stock of the Company is traded on the NASDAQ National Market under the symbol "TMXI." The following table sets forth, for the periods indicated, the high and low sales prices of the common stock (as reported by NASDAQ):

     PERIOD                                                          HIGH   LOW
     ------                                                          ----- -----
   First Quarter 1997............................................... 9.375 3.375
   Second Quarter 1997.............................................. 5.750 3.000
   Third Quarter 1997............................................... 3.250 1.875
   Fourth Quarter 1997.............................................. 3.250 1.125

  As of February 28, 1998, there were over 1,000 holders of the Company's Common Stock. The Company has never declared or paid dividends on its stock. The Company currently intends to finance the growth and development of its business and does not anticipate paying dividends in the foreseeable future.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

  The selected consolidated financial data set forth below with respect to the Company's statements of operations for each of the three years in the period ended December 31, 1997 and with respect to the Company's balance sheets as of December 31, 1997 and 1996 are derived from the consolidated financial statements included elsewhere in this report and should be read in conjunction with those financial statements and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations." The statement of operations data for the years ended December 31, 1994 and 1993 and the balance sheet data as of December 31, 1995, 1994 and 1993 are derived from audited financial statements not included in this report.

                                    YEARS ENDED DECEMBER 31,
                            --------------------------------------------
                              1997     1996     1995     1994     1993
                            --------  -------  -------  -------  -------
                            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
CONSOLIDATED STATEMENT OF
 OPERATIONS DATA:
  Revenues................  $  7,011  $13,605  $ 6,494  $ 3,135  $   881
  Cost of revenues........     8,351   12,002    6,064    3,099      966
                            --------  -------  -------  -------  -------
  Gross margin............    (1,340)   1,603      430       36      (85)
                            --------  -------  -------  -------  -------
  Research and
   development............     1,203      748    1,084    1,326      483
  Selling, general and
   administrative.........     7,705    6,168    4,740    4,503    2,100
                            --------  -------  -------  -------  -------
  Loss from operations....  $(10,248) $(5,313) $(5,394) $(5,793) $(2,668)
                            ========  =======  =======  =======  =======
  Net loss................  $ (9,640) $(4,876) $(5,194) $(5,821) $(2,621)
                            ========  =======  =======  =======  =======
  Basic net loss per
   share(/1/).............  $  (1.28) $ (1.22) $(65.75) $(95.43) $(72.81)
                            ========  =======  =======  =======  =======
  Basic weighted average
   common shares..........     7,548    3,994       79       61       36
                            ========  =======  =======  =======  =======
                                          DECEMBER 31,
                            --------------------------------------------
                              1997     1996     1995     1994     1993
                            --------  -------  -------  -------  -------
CONSOLIDATED BALANCE SHEET
 DATA
  Cash, cash equivalents
   and short-term
   investments............  $  7,577  $16,199  $   981  $ 6,930  $ 1,730
  Total assets............    13,987   24,009    4,228    9,223    2,072
  Redeemable convertible
   preferred stock........        --       --   11,321   11,321       --
  Stockholders' equity
   (deficit)................  11,949   21,398   (9,345)  (4,209)   1,611

--------
(1) See Note 2 of Notes to Consolidated Financial Statements--Summary of Significant Accounting Policies--Basic Net Loss Per Share.

                                THERMATRIX INC.

                   SUPPLEMENTARY CONSOLIDATED FINANCIAL DATA
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

 Quarterly Financial Data (Unaudited)

                                 YEAR ENDED DECEMBER 31, 1997
                                ----------------------------------
                                 FIRST   SECOND    THIRD   FOURTH
                                QUARTER  QUARTER  QUARTER  QUARTER
                                -------  -------  -------  -------
   Net Sales................... $ 1,084  $ 2,250  $ 2,304  $ 1,373
   Gross Margin................    (322)    (233)      (7)    (778)
   Net Loss....................  (1,952)  (2,291)  (2,050)  (3,347)
   Basic Net Loss Per Share.... $ (0.26) $ (0.30) $ (0.27) $ (0.44)
                                 YEAR ENDED DECEMBER 31, 1996
                                ----------------------------------
                                 FIRST   SECOND    THIRD   FOURTH
                                QUARTER  QUARTER  QUARTER  QUARTER
                                -------  -------  -------  -------
   Net Sales................... $ 2,735  $ 3,406  $ 4,402  $ 3,062
   Gross Margin................     229      441      817      116
   Net Loss....................  (1,243)  (1,249)    (836)  (1,548)
   Basic Net Loss Per Share.... $ (9.61) $ (1.31) $ (0.11) $ (0.21)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

  Thermatrix Inc. is a global industrial technology company engaged in the development, manufacture and sale of industrial process equipment for the destruction of volatile organic compounds and hazardous air pollutants (collectively, "VOCs"). The core component of the Company's technology is its proprietary flameless thermal oxidizer ("FTO"). The Company's product line also includes PADRE(R), a proprietary technology used to capture and recover very low concentration VOCs from low-to-medium vapor streams. The Company also distributes and sells B.O.S.S.(TM), a proprietary Boiler Oxidizer Steam System that destroys VOCs and produces steam for process applications, and other thermal oxidizers for the treatment of VOCs, through its exclusive marketing agreement with White Horse Technologies, Inc.

  The Company derives its revenues from contracts to design, develop, manufacture, and install systems for the treatment of VOCs. The Company uses the percentage-of-completion method of accounting to recognize contract revenues. Losses on contracts are charged to cost of revenues as soon as such losses become known.

  The Company's core technology has been successfully commercialized in the industrial VOC control market for applications in the petroleum, chemical/petrochemical, pharmaceutical, medical sterilization and pulp and paper industries, and for soil and groundwater remediation, and the Company is continuing to expand into additional segments of the industrial VOC control market. Because the Company's technology has been commercialized, the Company does not expect that costs associated with further research and development of its core FTO technology for the industrial VOC control market will be material to the Company's results of operations.

  In 1997, the Company experienced a shift in market demand for its products. The United States VOC market has declined, reflecting, the Company believes, low capital expenditures in new process facilities. However, the Company has experienced an increase in demand for its products overseas, primarily due to the continued globalization of the chemical and pharmaceutical industries, increased adoption of ISO 14000 standards, and capital expenditures by overseas companies. In 1997, the Company responded to this shift by reducing its United States sales and operations staff and increasing its presence overseas. The Company increased its own staff in Europe and has also added engineering and manufacturing partners in Asia.

  In addition to its primary focus on the industrial VOC emission control market, the Company is currently working with strategic partners to evaluate the feasibility of applying the Company's technology to other markets. For example, the Company is engaged in a joint development program with Lucas Diesel Systems, a division of LucasVarity plc, for the development of a system to treat emissions from diesel engines. The strategic partners generally share some, but not all, of the evaluation costs. Evaluation expenses incurred by the Company, primarily labor and equipment operation costs, are generally recorded as research and development expenses. To the extent the strategic partner reimburses such research and development expenses, these amounts are reflected as a reduction of research and development expenses. If evaluation costs are reimbursed under the terms of a purchase contract, these amounts are reflected as cost of revenues. In addition, the Company, may provide an evaluation system as part of a joint development program. The capital cost of the evaluation system is amortized over the estimated useful life of the evaluation system. In 1997, expenses incurred by the Company for these recent development programs have not been material. However, due to the positive preliminary test results in the diesel emissions program, the Company anticipates that more extensive development and engineering will be needed in order to commercialize its technology for such use. There can be no assurance as to the outcome of such evaluation programs or, if initiated, the outcome of any such applications development and engineering effort.

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

  Furthermore, the purchase of the Company's products, particularly for major projects, may involve a significant commitment of capital, with the attendant delays frequently associated with large capital expenditures and authorization procedures within its customers' organization. For these and other reasons, the sales cycle for the Company's products can be lengthy (up to two years) and subject to a number of significant risks over which the Company has little or no control, including customer budgetary constraints. The Company historically has operated with little backlog because most customer orders are placed with relatively short lead times, usually from four to thirty weeks. Variations in the timing of recognition of specific revenues due to changes in project scope and timing may adversely and disproportionately affect the Company's operating results for a quarter because the Company establishes its expenditure levels on the basis of expected future revenues, and a significant portion of the Company's expenses do not vary with current revenues.

  Although the Company is expanding the number of its customers and installations, the average size and dollar volume of each installation is increasing. As a result, the Company's results of operations are likely to continue to be dependent on major projects. Such a reliance on major orders is likely to lead to fluctuations in, and to reduce the predictability of, quarterly results. Larger projects also pose other challenges. The sales cycle for larger projects tends to be longer than for smaller projects, and, when orders are received, projects may be delayed by factors outside the Company's control, including customer budget decisions, design changes and delays in obtaining permits. Orders for large systems often have tight delivery schedules and the customer will often attempt to negotiate penalties for late delivery and/or the ability to assess liquidated damages for lost production if the delivery schedule is not met. Also, because the dollar volumes are larger, the costs of providing warranty services could increase. The Company's business, results of operations and financial condition could be materially adversely affected if the Company were to fail to obtain major project orders, if such orders were delayed, if installations of such systems were delayed, or if such installations encountered operating, warranty or other problems.

RESULTS OF OPERATIONS

 Fiscal years Ended December 31, 1997 and 1996

  Revenues. Revenues decreased 49% to $7.0 million in 1997 from $13.6 million in 1996. The decrease in revenues reflects the decline in the United States VOC market, as well as the cancellation of three orders in three different countries due to changing customer circumstances after engineering work had been completed. In 1997, two customers accounted for 28% and 10% of revenues, respectively. Sales to international customers increased to 35% of revenues in 1997, up from 14% in 1996.

  Gross Margin. The Company had a gross margin loss of $1.3 million in 1997 versus a gross margin contribution of $1.6 million, or 11.8%, in 1996. The decrease in gross margin was primarily attributable to lower revenues, which were insufficient to absorb the ongoing fixed costs of engineering and operations in the United States and Europe. As of December 31, 1997, the Company also recorded a charge to cost of revenues of $500,000 to establish a reserve against the costs accumulated in connection with certain change orders and contracts that had not been settled as of December 31, 1997. The Company is in various stages of negotiations with the parties to the respective contracts and will continue to pursue collection of such balances, including taking legal action when necessary. Historically, the Company has been successful in recovering substantially all charges incurred with respect to change orders. However, given the passage of time from the incurrence of the related costs, the Company felt it was prudent to take the reserve to address the Company's legal and other costs relating to the closing out of these projects. In addition, gross margin was also impacted by increased overhead costs incurred as the Company put infrastructure in place to increase its presence in Europe and to manage the anticipated increase in customer orders for the Company's products. Also, gross margin was impacted by first-time shipments to foreign countries, as the Company had to comply with the different construction and regulatory codes of those countries, the full design cost of which was charged to the first project in a given country.

  The Company anticipates that gross margins will continue to be adversely affected by numerous factors including growth of the operations infrastructure, international expansion, initial systems addressing new industries or new applications, larger, more complex systems and the extent and timing of change orders. As the Company grows, the Company will need to hire additional design engineers, instrumentation and control engineers and project management personnel. Significant training and familiarization with the Company's FTO technology will result in these new individuals not being fully engaged in revenue producing activities, which reduces gross margin percentages. As the Company grows internationally, operations infrastructure needs to be added to support the sales activities. New industry and/or fume characteristics require the Company to expend significantly greater engineering resources in process and system design. Also such new applications are usually sold at lower initial gross margins as the customer and the Company make investments in the development effort. As systems get larger and more complex with hybrid technologies and purchased components, overall gross margin percentages are affected by the Company's ability to mark up the purchased components in the final system. Project change orders can be nominal or can be significant. The Company does not recognize change orders as revenue until the customer accepts the implemented change order or acceptance is probable. Depending upon the magnitude of the change order, gross margins can also be affected.

  Research and Development. Research and development expenses include applications engineering expenses not chargeable to specific customer projects, personnel costs related to patent activities, and the expenses incurred in connection with the Company's development programs to evaluate the feasibility of applying the Company's technology to markets other than industrial VOC emissions control. Research and development expenses during 1997 and 1996 were $1.2 million and $748,000, respectively. The increase in research and development expenses in 1997 is attributable to a significant increase in product development activities in 1997. A modified recuperative oxidizer was designed and installed to improve the operability and increase the range of the FTO. A portion of the increase in research and development expenses is attributable to the design of a continuous PADRE system. Also, the first test unit for the treatment of emissions from dry cleaning operations was completed and shipped. In addition, a new FTO design with an almost spherical flameless reaction front within the reactor's ceramic matrix was constructed and tested.

  Selling, General and Administrative. Selling, general and administrative expenses increased 25% to $7.7 million in 1997 as compared with $6.2 million in 1996. The increase is primarily attributable to the 1997 fourth quarter charge of $891,000 recorded for certain nonrecurring items including $472,000 for the costs relating to (i) the move of the Company's administrative center from San Jose, California to Knoxville, Tennessee, (ii) the closure of the Knoxville fabrication and assembly facility, and (iii) the relocation of the Company's European operations from London to an expanded facility near Hull, England. The charge also includes severance and other related closure and relocation costs associated with these activities. Another component of the nonrecurring charges relates to the non-cash provision of approximately $390,000 recorded to write off the Company's minority interest position in the Formatrix, LLC joint venture with ThermoChem, Inc.

  In addition to the nonrecurring charge taken in 1997, the increase in selling, general and administrative expenses reflects the impact of increased staffing and related costs incurred in Europe and Asia as a result of the higher level of sales activity in those regions, which was partially offset by the decrease in the Company's United States sales staff. The increase is also reflective of the full-year costs of being a public company. The Company's IPO was completed June 20, 1996.

  Interest Income. Interest income increased to $697,000 in 1997, from $548,000 in 1996. The increase primarily resulted from the investment of the net proceeds from the Company's initial public offering completed in June 1996.

  Income Taxes. As a result of recurring losses, the only income taxes provided for relate to certain state taxes not fully offset by net operating losses.

 Fiscal years Ended December 31, 1996 and 1995

  Revenues. Revenues grew 110% to $13.6 million in 1996, from $6.5 million in 1995, with three customers accounting for 13%, 13% and 12% of revenues in 1996. The increase in revenues from 1995 to 1996 is primarily attributable to an increased acceptance of the Company's technology resulting in contracts for systems used in chemical/petrochemical, petroleum, and pulp and paper industry applications, orders for systems used in remediation projects, and the first unit for use in medical sterilization. Revenues in 1996 also reflected the Company's first sales of PADRE units, the technology acquired from Purus, Inc. in April 1996.

  Gross Margin. Gross margin as a percentage of revenues for 1996 and 1995 was 11.8% and 6.6%, respectively. The increase in gross margin in 1996 was attributable in part to an increase in follow-on sales for existing applications, increased pricing as the Company began to value price its systems and, to a lesser extent, reductions in costs from repeat sales of systems for established applications.

  Research and Development. Research and development expenses during 1996 and 1995 were $748,000 and $1.1 million, respectively. The reduction in research and development expenses from 1995 to 1996 was primarily due to the Company's success in developing collaborative efforts with its core industrial VOC customers, thereby reducing its own independent expenditures for applications development.

  Selling, General and Administrative. Selling, general and administrative expenses increased to $6.2 million in 1996 as compared with $4.7 million in 1995. The increase in selling, general and administrative expenses from 1995 to 1996 was primarily a result of increased sales commissions, proposal activity, liability insurance and other costs related to the increased level of sales. The increase is also reflective of the costs of being a public company. The Company's IPO was completed June 20, 1996.

LIQUIDITY AND CAPITAL RESOURCES

  In February 1996, the Company sold 284,594 shares of its Series D Preferred Stock at $7.50 per share to existing investors for next cash of $2.1 million. In June 1996, the Company completed its initial public offering raising net proceeds of $22.1 million. The Company used the proceeds of these prior equity issuances to finance its operations throughout 1996 and 1997. At December 31, 1997, the Company had an accumulated deficit of $36.7 million, and working capital of $9.9 million.

  At December 31, 1997, the Company had cash and cash equivalents and short-term investments totaling $7.6 million, as compared to $16.2 million in December 31, 1996. The $8.6 million decrease in 1997 resulted primarily from $7.7 million of cash used in operating activities, and $1.1 million of cash used in the purchase of property and equipment, the acquisition of other assets and the prosecution of patents, offset by $191,000 of cash provided by the sale and issuance of common stock.

  In addition to cash used for operating activities in 1998, the Company expects to spend approximately $1 million in 1998 to fund additional research and development activities relating to the treatment of emissions from diesel engines. However, the Company is actively seeking strategic partners to assist in the funding of the diesel engine emission control program and if the Company is successful in finding a strategic partner, its research and development expenditures could total less than the $1 million forecasted. The Company is not contractually committed to provide any fixed level of funding for the diesel program and had no other capital commitments at December 31, 1997.

  In February 1997, the Company entered into an Amended and Restated Loan and Security Agreement (the "1997 Agreement"), which provides for a $4,000,000 accounts receivable line of credit and a $2,500,000 acquisition facility. The committed line bears interest at the prime interest rate plus 0.50% and will be subject to certain financial and non-financial covenants. Any borrowings under the acquisition facility bore interest at the prime interest rate plus 1.00%. No amounts were outstanding under the 1997 Agreement as of December 31, 1997.

  In January 1998, the Company entered into an Amended and Restated Loan and Security Agreement (the "1998 Agreement"), which replaced the 1997 Agreement and which provides for a $4,000,000 accounts receivable line of credit with a $2,000,000 letter of credit sub-limit. The 1998 Agreement was renegotiated in

March 1998 when certain financial covenants were amended. The committed line will bear interest at the prime interest rate plus 0.50% and will be subject to certain financial and non-financial covenants. There are no interest bearing borrowings outstanding under the line of credit as of February 28, 1998. The Company has a stand-by letter of credit issued under the sub-facility in the amount of $280,000.

  The Company anticipates satisfying its 1998 cash requirements from, among other things, (i) its cash and short-term investments, (ii) increased revenues and positive gross margin, (iii) the timely collection of accounts receivable, and (iv) the line of credit facility. These strategies are dependent on the Company's ability to meet its forecasts, including developing increased sales and generating positive gross margins therefrom, the timely collection of amounts due to the Company and compliance with the line of credit agreement covenants. The Company believes that its existing cash and short-term investments and line of credit facility will provide sufficient liquidity for it to meet its obligations throughout 1998.

YEAR 2000 COMPLIANCE

  The Year 2000 issue arises from computer programs that use two digits rather than four to define the applicable year. Such computer programs may cause computer systems to recognize a date using "00" as the calendar year 1900 rather than the calendar year 2000. Systems that do not properly recognize such information could generate erroneous dates or cause a system to fail.

  The Company has conducted a preliminary review of its products and internal computer systems to identify the systems that could be affected by the Year 2000 issue. The Company believes its products and most of its management information systems are already Year 2000 compliant, however its existing accounting system is not. The Company plans to upgrade to a Year 2000 compliant version of its accounting system and does not anticipate that the cost of such a conversion will be material.

  While the Company currently expects the Year 2000 issue will not pose significant operational problems, failure to fully identify all Year 2000 dependencies in the Company's systems could have a material adverse effect on the Company's business, results of operations and financial condition. In addition, the Company cannot be sure that systems of other companies on which the Company relies will be converted in a timely manner. The failure of other companies to convert systems on which the Company relies may have a material adverse effect on the Company's business, results of operations or financial condition.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  See pages 24 through 38.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

  None

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  As of December 31, 1997, the executive officers of the Company, who are elected by and serve at the discretion of the Board of Directors, are as follows:

 NAME                          AGE POSITION
 ----                          --- --------
 John T. Schofield...........   60 Chairman, President and Chief Executive
                                   Officer
 Barbara E. Krimsky..........   37 Acting Chief Financial Officer, Vice
                                   President, Finance and Administration and
                                   Secretary
 Richard J. Goodier..........   51 Director, European Engineering and
                                   Operations

  John T. Schofield. Mr. Schofield has been President and Chief Executive Officer of the Company since April 1992, and Chairman of the Board since December 1993. From April 1981 to September 1991, Mr. Schofield served in various executive positions at International Technology Corporation, an environmental management company, where he directed technical services, business activities, strategic planning and development. Mr. Schofield holds a BSc Honours in Chemistry from the University of Manchester, England.

  Barbara E. Krimsky. Ms. Krimsky has been Acting Chief Financial Officer and Vice President, Finance and Administration of the Company since January 1998. She was Vice President, Administration of the Company from November 1993 to December 1997. In April 1996, Ms. Krimsky was appointed Secretary of the Corporation. From February 1990 through October 1993, Ms. Krimsky was the Director, Contracts Management for Quotron Systems, Inc., a financial information services company. Ms. Krimsky holds a B.A. in Economics and Computer Science from Duke University and a M.M. from Northwestern University's Kellogg Graduate School of Management.

  Richard J. Goodier. Mr. Goodier joined the Company as Director, European Engineering and Operations, in February 1997. Prior to joining Thermatrix, he held a variety of senior management positions in Hickson International PLC, AltMarks, AE&CI (South Africa), Amoco Europe and Shell Chemicals. Mr. Goodier holds a B.Sc. in Mechanical Engineering and is a Chartered Engineer with the Institution of Mechanical Engineers in London.

  Information concerning the Company's Directors and compliance with Section 16 of the Securities Exchange Act is incorporated herein by reference to the Company's definitive proxy statement for its Annual Meeting of Stockholders to be held on June 11, 1998, which is intended to be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 1997.

ITEMS 11, 12 AND 13

  The information called for by Part III (Items 11, 12 and 13) is incorporated herein by reference to the Company's definitive proxy statement for its Annual Meeting of Stockholders to be held on June 11, 1998, which is intended to be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 1997.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Thermatrix Inc.:

  We have audited the accompanying consolidated balance sheets of Thermatrix Inc. (a Delaware corporation) and subsidiary as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1997. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Thermatrix Inc. and subsidiary as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

  Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed under
Item 14(a) is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth in relation to the basic consolidated financial statements taken as a whole.

                                          /S/ ARTHUR ANDERSEN LLP

San Jose, California
March 5, 1998

                                THERMATRIX INC.

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                               DECEMBER 31,
                                                             -----------------
                                                               1997     1996
                                                             --------  -------
ASSETS
  CURRENT ASSETS:
    Cash and cash equivalents............................... $  3,990  $ 4,781
    Short-term investments..................................    3,587   11,418
    Accounts receivable, net................................    3,520    4,899
    Costs of uncompleted contracts in excess of billings,
     net....................................................      547      809
    Prepaid expenses and other current assets...............      250      334
                                                             --------  -------
      Total current assets..................................   11,894   22,241
                                                             --------  -------
  PROPERTY AND EQUIPMENT:
    Machinery and equipment.................................      857      750
    Furniture and fixtures..................................      322      307
    Demonstration equipment.................................      506      179
                                                             --------  -------
                                                                1,685    1,236
    Less--Accumulated depreciation..........................     (749)    (423)
                                                             --------  -------
Net property and equipment..................................      936      813
                                                             --------  -------
  PATENTS AND OTHER ASSETS, net.............................    1,157      955
                                                             --------  -------
                                                              $13,987  $24,009
                                                             ========  =======
LIABILITIES AND STOCKHOLDERS' EQUITY
  CURRENT LIABILITIES:
    Accounts payable........................................ $  1,055  $ 1,779
    Billings on uncompleted contracts in excess of costs and
     revenue recognized.....................................      181        8
    Accrued liabilities.....................................      802      824
                                                             --------  -------
      Total current liabilities.............................    2,038    2,611
                                                             --------  -------
  COMMITMENTS AND CONTINGENCIES (Note 4)
  STOCKHOLDERS' EQUITY:
    Convertible preferred stock: $0.001 par value
      Authorized--5,000,000 shares
      Outstanding--None.....................................       --       --
    Common stock: $0.001 par value
      Authorized--50,000,000 shares
      Outstanding--7,627,674 and 7,466,683 shares, respec-
       tively...............................................        8        7
    Additional paid-in capital..............................   48,644   48,454
    Accumulated deficit.....................................  (36,703) (27,063)
                                                             --------  -------
    Total stockholders' equity..............................   11,949   21,398
                                                             --------  -------
                                                             $ 13,987  $24,009
                                                             ========  =======

  The accompanying notes are an integral part of these consolidated financial statements.

                                THERMATRIX INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                               FOR THE YEARS ENDED
                                                  DECEMBER 31,
                                             -------------------------
                                              1997     1996     1995
                                             -------  -------  -------
REVENUES.................................... $ 7,011  $13,605  $ 6,494
COST OF REVENUES............................   8,351   12,002    6,064
                                             -------  -------  -------
  Gross margin..............................  (1,340)   1,603      430
                                             -------  -------  -------
OPERATING EXPENSES:
  Research and development..................   1,203      748    1,084
  Selling, general and administrative.......   7,705    6,168    4,740
                                             -------  -------  -------
    Total operating expenses................   8,908    6,916    5,824
                                             -------  -------  -------
    Loss from operations.................... (10,248)  (5,313)  (5,394)
INTEREST INCOME (EXPENSE):
  Interest income...........................     697      548      231
  Interest expense..........................     (23)     (48)      --
                                             -------  -------  -------
    Total interest income (expense).........     674      500      231
                                             -------  -------  -------
    Net loss before provision for income
     taxes..................................  (9,574)  (4,813)  (5,163)
PROVISION FOR INCOME TAXES..................      66       63       31
                                             -------  -------  -------
    Net loss................................ $(9,640) $(4,876) $(5,194)
                                             =======  =======  =======
BASIC NET LOSS PER SHARE.................... $ (1.28) $ (1.22) $(65.75)
                                             =======  =======  =======
BASIC WEIGHTED AVERAGE COMMON SHARES........   7,548    3,994       79
                                             =======  =======  =======

  The accompanying notes are an integral part of these consolidated financial statements.

                                THERMATRIX INC.

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                            CONVERTIBLE
                          PREFERRED STOCK      COMMON STOCK
                         ------------------  ----------------
                                                                                         TOTAL
                                                              ADDITIONAL             STOCKHOLDERS'
                                                               PAID-IN   ACCUMULATED    EQUITY
                           SHARES    AMOUNT   SHARES   AMOUNT  CAPITAL     DEFICIT     (DEFICIT)
                         ----------  ------  --------- ------ ---------- ----------- -------------
BALANCE, DECEMBER 31,
 1994...................  2,554,631  $9,304     61,841  $--    $ 3,480    $(16,993)     $(4,209)
 Exercise of stock op-
  tions at $0.30 to
  $1.50 per share.......         --      --     57,549   --         43          --           43
 Stock bonus at $1.50
  per share.............         --      --      9,968   --         15          --           15
 Net loss...............         --      --         --   --         --      (5,194)      (5,194)
                         ----------  ------  ---------  ---    -------    --------      -------
BALANCE, DECEMBER 31,
 1995...................  2,554,631   9,304    129,358   --      3,538     (22,187)      (9,345)
 Common stock issued in
  initial public offer-
  ing at $12.50 per
  share, net of issuance
  costs of $2,940.......         --      --  2,000,000    2     22,058          --       22,060
 Exercise of stock op-
  tions at $0.30 to
  $3.00 per share.......         --      --     44,430   --         33          --           33
 Exercise of warrants at
  $3.00 to $5.25 per
  share.................         --      --     21,415   --         72          --           72
 Common stock issued for
  cash at $12.00 per
  share.................         --      --      4,167   --         50          --           50
 Conversion of redeem-
  able convertible pre-
  ferred stock..........         --      --  2,712,682    3     13,401          --       13,404
 Conversion of convert-
  ible preferred stock.. (2,554,631) (9,304) 2,554,631    2      9,302          --           --
 Net loss...............         --      --         --   --         --      (4,876)      (4,876)
                         ----------  ------  ---------  ---    -------    --------      -------
BALANCE, DECEMBER 31,
 1996...................         --      --  7,466,683    7     48,454     (27,063)      21,398
 Exercise of stock op-
  tions at $0.30 to
  $3.00 per share.......         --      --    109,613    1         72          --           73
 Common stock issued for
  cash at $2.76 per
  share.................         --      --     19,695   --         54          --           54
 Common stock issued for
  cash at $2.02 per
  share.................         --      --     31,683   --         64          --           64
 Net loss...............         --      --         --   --         --      (9,640)      (9,640)
                         ----------  ------  ---------  ---    -------    --------      -------
BALANCE, DECEMBER 31,
 1997...................         --  $   --  7,627,674  $ 8    $48,644    $(36,703)     $11,949
                         ==========  ======  =========  ===    =======    ========      =======

  The accompanying notes are an integral part of these consolidated financial statements.

                                THERMATRIX INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                      FOR THE YEARS ENDED
                                                         DECEMBER 31,
                                                   ---------------------------
                                                     1997      1996     1995
                                                   --------  --------  -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss........................................ $ (9,640) $ (4,876) $(5,194)
  Adjustments to reconcile net loss to net cash
   used in operating activities--
    Depreciation and amortization.................      453       281      162
    Provision for doubtful accounts...............      220       190      229
    Provision for uncollectible costs of
     uncompleted contracts in excess of billings..      500        --       --
    Write-off of investment in joint venture......      390        --       --
    Stock bonus compensation expense..............       --        --       15
    Changes in assets and liabilities--
      (Increase) decrease in accounts receivable..    1,160    (2,949)    (910)
      (Increase) decrease in costs of uncompleted
       contracts in excess of billings............     (238)     (724)     223
      (Increase) decrease in prepaid expenses and
       other current assets.......................       84      (153)    (130)
      Increase (decrease) in accounts payable.....     (724)      292       29
      Increase (decrease) in billings on
       uncompleted contracts in excess of costs
       and revenue recognized.....................      173      (332)     149
      Increase (decrease) in accrued liabilities..      (90)      399      (37)
                                                   --------  --------  -------
      Net cash used in operating activities.......   (7,712)   (7,872)  (5,464)
                                                   --------  --------  -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment.............     (465)     (408)    (381)
  Purchase of short-term investments..............  (27,887)  (11,844)      --
  Proceeds from sale of short-term investments....   35,718       426    3,801
  Increase in patents and other assets............     (636)     (800)    (147)
                                                   --------  --------  -------
      Net cash (used in) provided by investing
       activities.................................    6,730   (12,626)   3,273
                                                   --------  --------  -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under line of credit.................       --     1,000       --
  Repayment of line of credit borrowing...........       --    (1,000)      --
  Net proceeds from sale of Series D redeemable
   preferred stock................................       --     2,083       --
  Net proceeds from sale/issuance of common stock.      191    22,215       43
                                                   --------  --------  -------
      Net cash provided by financing activities...      191    24,298       43
                                                   --------  --------  -------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS..     (791)    3,800   (2,148)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD..    4,781       981    3,129
                                                   --------  --------  -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD........ $  3,990  $  4,781  $   981
                                                   ========  ========  =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest.......................... $     23  $     48  $    --
                                                   ========  ========  =======
  Cash paid for income taxes...................... $    104  $     13  $    26
                                                   ========  ========  =======
  Non-cash conversion of redeemable preferred
   stock.......................................... $     --  $ 13,404  $    --
                                                   ========  ========  =======
  Non-cash conversion of convertible preferred
   stock.......................................... $     --  $  9,304  $    --
                                                   ========  ========  =======

  The accompanying notes are an integral part of these consolidated financial statements.

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

  The Company is subject to certain risks that include, but are not limited to, the history of operating losses and uncertainty of future profitability; sensitivity to major projects; fixed price contracts; and dependence on a limited set of customers and key employees. At December 31, 1997, the Company had an accumulated deficit of approximately $36.7 million and expects to incur additional losses in the future. The Company does not expect to be profitable unless and until such time as sales of flameless thermal oxidation systems at appropriate gross margins generate sufficient revenue to fund its operations. There can be no assurance that the Company will achieve such revenues or margins. The Company's operating results are sensitive to major projects such that results of operations and financial condition could be adversely affected if the Company failed to obtain major projects, if a major project order was delayed, if the Company was unable to complete the project within its cost estimate or if such installations encountered operating or warranty problems.

  The Company anticipates satisfying its 1998 cash requirements from, among other things, (i) its cash and short-term investments, (ii) increased revenues and positive gross margin, (iii) the timely collection of accounts receivable, and (iv) the line of credit facility (Note 9). These strategies are dependent on the Company's ability to meet its forecasts, including developing increased sales and generating positive gross margin therefrom, the timely collection of amounts due to the Company and compliance with the line of credit agreement covenants. The Company believes that its existing cash and short-term investments and line of credit facility will provide sufficient liquidity for it to meet its obligations throughout 1998.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Use of Estimates

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

                                THERMATRIX INC.

 Joint Venture

  In October 1996, the Company entered into an agreement with ThermoChem, Inc. to establish a joint venture, Formatrix, LLC, to combine, under license, the patented technologies of the joint venture partners. The Company owns 40% of Formatrix, LLC. Formatrix, LLC has had no operations in the period from its inception to December 31, 1997. In December 1997, the Company recorded a non-cash provision of $390,000 to write-off its investment in this area due to the uncertainties in the timing of the deployment of its technology for the processing of radioactive mixed waste. In view of these uncertainties, the Company plans to discontinue its joint venture arrangement and will undertake any future projects for the processing of radioactive mixed waste on a teaming basis.

 Cash and Cash Equivalents

  For purposes of the statements of cash flows, the Company considers all short-term investments purchased with a maturity of three months or less to be cash equivalents.

 Short-term Investments

  Under Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities" the Company classifies its short-term investments as "held to maturity." Therefore all of these investments are carried at amortized cost. As of December 31, 1997, short-term investments mature at various dates through March 1998.

  The amortized cost, aggregate fair value and gross unrealized holding gains (losses) by major security type at December 31 were as follows (in thousands):

                                                        1997
                                         ----------------------------------
                                         AMORTIZED AGGREGATE   UNREALIZED
                                           COST    FAIR VALUE GAINS (LOSSES)
                                         --------- ---------- -------------
   Certificates of deposit..............  $ 1,000   $ 1,000       $--
   Corporate debt securities............    5,108     5,106         (2)
   Money market instruments.............    1,154     1,154        --
                                          -------   -------       ----
                                          $ 7,262   $ 7,260       $ (2)
                                          =======   =======       ====

                                                        1996
                                         ----------------------------------
                                         AMORTIZED AGGREGATE   UNREALIZED
                                           COST    FAIR VALUE GAINS (LOSSES)
                                         --------- ---------- -------------
   Certificates of deposit..............  $ 2,022   $ 2,022       $--
   Corporate debt securities............    8,247     8,251          4
   Money market instruments.............    1,149     1,149        --
                                          -------   -------       ----
                                          $11,418   $11,422       $  4
                                          =======   =======       ====

 Revenue Recognition

  The Company principally uses the percentage-of-completion method of accounting for contract revenues. The percentage-of-completion method is based on total costs incurred to date compared with estimated total costs upon completion of contracts. The completed contract method of accounting is used for certain contracts when the Company does not have sufficient historical data to enable it to prepare dependable cost estimates. Losses on

                                THERMATRIX INC.

contracts are charged to cost of revenues as soon as such losses become known. Due to uncertainties inherent in the estimation process, estimated total costs are subject to revision on an ongoing basis as additional information becomes available. The Company recognizes revenue and costs attributable to priced and unpriced change orders when it is probable that the contract price will be adjusted and the amount of the change order can be reliably estimated. When acceptance of the contract change order is not probable or the amount of the change order cannot be reliably estimated, the Company treats the change order costs as costs of uncompleted contracts in excess of billing and defers revenue recognition until the change order is accepted or acceptance is probable. The Company generally warrants only new systems manufactured by the Company for defective workmanship and/or materials for a period of 12 months from initial operation of the system or 18 months after shipment or notification that the system is ready for shipment, whichever occurs first. A provision for estimated warranty costs is provided for each unit produced by the Company.

 Accounts Receivable

  Accounts receivable consisted of the following (in thousands):

                                                              DECEMBER 31,
                                                             --------------
                                                              1997    1996
                                                             ------  ------
   Billed, subject to retainer provisions................... $  --   $   19
   Billed...................................................  3,003   3,389
   Unbilled, including unpriced change orders...............    860   1,756
                                                             ------  ------
   Total receivables........................................  3,863   5,164
   Less: Allowance for doubtful accounts....................   (343)   (265)
                                                             ------  ------
                                                             $3,520  $4,899
                                                             ======  ======


  The unbilled amounts represent revenues recognized under the percentage-of-completion method of accounting which exceed the amounts that are billable according to contract terms. The unbilled amounts are generally billable as contract milestones and deliverables are accepted by the customer or as change orders are submitted and approved. As of December 31, 1997 and 1996, accounts receivable included approximately $793,000 of unpriced change orders.

  As of December 31, 1997, 59% of accounts receivable was concentrated with eight customers. As of December 31, 1996, approximately 61% of accounts receivable was concentrated with five customers.

 Concentration of Credit Risk

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

                                THERMATRIX INC.

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

 Patent Costs

  Direct costs incurred in connection with the filing of the Company's patent claims are capitalized as patent costs. Such amounts are amortized over the estimated economic useful lives of the patents (generally ten years). Accumulated amortization as of December 31, 1997 and 1996 was approximately $137,000 and $88,000, respectively.

 Significant Customers

  Sales to significant customers as a percentage of total revenues for the years ended December 31, 1997, 1996 and 1995 were as follows:

                                                              FOR THE YEARS
                                                              ENDED DECEMBER
                                                                   31,
                                                              ----------------
                                                              1997  1996  1995
                                                              ----  ----  ----
   Customer A................................................  --    --     2%
   Customer B................................................  --    --    --
   Customer C................................................  --    --     7%
   Customer D................................................  --    --     1%
   Customer E................................................  --     5%   41%
   Customer F................................................  --    --    18%
   Customer G................................................   3%   13%   --
   Customer H................................................  --    13%   --
   Customer I................................................   2%   12%   --
   Customer J................................................  28%   --    --
   Customer K................................................  10%   --    --

  Revenues from government contracts as a percentage of total revenues were 10%, 15% and 19% for the years ended December 31, 1997, 1996, and 1995, respectively. The principal government agencies to which the Company sells are the Department of Defense and the Department of Energy. Revenues from international customers as a percentage of total revenues were 35% for the year ended December 31, 1997, 14% for the year ended December 31, 1996 and less than 10% for the year ended December 31, 1995.

 Basic Net Loss Per Share

  Basic net loss per share is computed using the weighted average number of shares of common stock outstanding. No diluted loss per share information has been presented in the accompanying statements of operations since potential common shares from conversion of convertible preferred stock, stock options and warrants are antidilutive.

  As a result of the adoption of Statement of Financial Accounting Standards
(SFAS) No. 128 "Earnings Per Share," net loss per share amounts for the fiscal years 1996 and 1995 have been restated and historical per share information has been presented. The effect of this accounting change on previously reported net loss per share data was as follows:

                                THERMATRIX INC.

                                                                        1996
                                                                       -------
   Primary net loss per share as previously reported.................. $ (0.73)
   Effect of SFAS No. 128............................................. $ (0.49)
                                                                       -------
     Basic net loss per share......................................... $ (1.22)
                                                                       =======
                                                                        1995
                                                                       -------
   Pro forma net loss per share as previously reported................ $ (0.91)
   Effect of SFAS No. 128............................................. $(64.84)
                                                                       -------
     Basic net loss per share......................................... $(65.75)
                                                                       =======

 Effect of Recent Accounting Pronouncements

  In February 1997, the Financial Accounting Standards Board issued SFAS No. 129, "Disclosure of Information about Capital Structures," which will be adopted by the Company in fiscal 1998. SFAS No. 129 requires companies to disclose certain information about their capital structure. The Company does not anticipate that SFAS No. 129 will have a material impact on its consolidated financial statement disclosures.

  In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," which will be adopted by the Company in fiscal 1998. SFAS No. 130 requires companies to disclose certain information regarding the nature and amounts of comprehensive income included in the financial statements. The Company does not anticipate that SFAS No. 130 will have a material impact on its consolidated financial statement disclosures.

  In June 1997, the Financial Accounting Standards Board also issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131) which will be adopted by the Company in fiscal 1998. SFAS No. 131 establishes standards for disclosures about operating segments, products and services, geographical areas and major customers. Management believes the adoption of SFAS No. 131 will not have a material effect on the Company's financial statements.

3. ACCRUED LIABILITIES

  Accrued liabilities consisted of the following (in thousands):

                                                                      DECEMBER
                                                                         31,
                                                                      ---------
                                                                      1997 1996
                                                                      ---- ----
   Commissions payable............................................... $139 $242
   Accrued employee compensation cost................................  167  --
   Other.............................................................  496  582
                                                                      ---- ----
                                                                      $802 $824
                                                                      ==== ====

4. COMMITMENTS AND CONTINGENCIES

  The Company leases its facilities and certain equipment under operating leases that expire through January 2003. Rent expense was approximately $492,000, $338,000 and $269,000 for the years ended December 31,

                                THERMATRIX INC.

1997, 1996 and 1995, respectively. As of December 31, 1997, future minimum payments are as follows (in thousands):

   YEAR ENDING
   DECEMBER 31,
   ------------
   1998.................................................................... $406
   1999....................................................................  302
   2000....................................................................   90
   2001....................................................................   84
   2002 and thereafter.....................................................    9
                                                                            ----
                                                                            $891
                                                                            ====

  In April 1996, the Company purchased all of the respective assets, rights and properties of Purus Inc.'s VOC adsorption technology ("PADRE"). Concurrent with the purchase, the Company entered into a License Agreement ("License") with Purus to manufacture, sell and distribute VOC treatment systems utilizing the PADRE technology. Under this License, the Company is required to make quarterly royalty payments of 7% on the aggregate net invoice value of all PADRE VOC equipment sales. Royalty payments will continue until the earlier of
(i) five years from the date of the License or (ii) such date that Purus has received $2.0 million in aggregate royalty payments. Royalties paid by the Company under the License totaled approximately $80,000 and $63,000 for the years ended December 31, 1997 and 1996, respectively.

5. PREFERRED STOCK

 Convertible Preferred Stock

  Upon the closing of the Company's initial public offering in June 1996, each of the 2,554,631 shares of preferred stock then outstanding converted automatically into common stock.

 Redeemable Convertible Preferred Stock

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

                                THERMATRIX INC.

6. COMMON STOCK


  As of December 31, 1997, the Company had reserved shares of its common stock for issuance as follows:

   Warrants to purchase common stock..................................    45,685
   Stock options under 1987 Stock Option Plan.........................   500,214
   Stock options under 1996 Stock Plan................................   333,334
   Stock options under 1996 Director Option Plan......................    83,334
   Employee Stock Purchase Plan.......................................    65,289
                                                                       ---------
     Total shares reserved............................................ 1,027,856
                                                                       =========

  In May 1996, the Board of Directors approved a one-for-three reverse stock split of all common stock and all designated series of preferred stock outstanding. The effect of the stock split has been retroactively applied in the consolidated financial statements.

7. STOCK OPTION PLANS

 1987 Stock Option Plan ("1987 Plan")

  Under the 1987 Plan, the Board of Directors may grant to employees and consultants options to purchase the Company's common stock at terms and prices determined by the Board. Options granted under the 1987 Plan generally expire ten (10) years from the date of grant. During 1996, the Company adopted new stock plans (see below); accordingly, the Company does not plan to issue further options to purchase common stock under the 1987 Plan.

 1996 Stock Plan ("1996 Plan")

  A total of 333,334 shares of common stock has been reserved for issuance under the 1996 Plan. The 1996 Plan provides that options and stock purchase rights may be granted to employees and consultants to the Company. Options granted under the 1996 Plan may be either incentive stock options or non-statutory stock options. The Company may also grant stock purchase rights under the 1996 Plan. The exercise price and vesting of all grants are to be determined by the Board of Directors or its designee. Options granted under the 1996 Plan expire 10 years from the date of grant. The 1996 Plan will terminate in 2006.

  The Board of Directors adopted a sub-plan of the 1996 Plan for the purpose of qualifying for preferred tax treatment under UK tax laws. The UK Inland Revenue approved the sub-plan effective January 30, 1998.

 1996 Director Option Plan ("Directors Plan")

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

                                THERMATRIX INC.

price per share of all options shall be equal to the fair market value of the Company's common stock on the date of grant. The Directors Plan will terminate in 2006.

  The following option activity occurred in all stock option plans during the three years ended December 31, 1997:

                                OPTIONS                               WEIGHTED
                               AVAILABLE  OUTSTANDING  PER SHARE      AVERAGE
                               FOR GRANT    OPTIONS      PRICE     EXERCISE PRICE
                               ---------  ----------- ------------ --------------
Balance, December 31, 1994....   68,834     670,261   $0.30-$ 5.25     $1.99
  Authorized..................  107,317         --                       --
  Granted..................... (262,020)    262,020   $       1.50      1.50
  Exercised...................      --      (57,549)  $0.30-$ 1.50      0.75
  Canceled....................  320,255    (320,255)  $0.30-$ 5.25      3.55
                               --------    --------
Balance, December 31, 1995....  234,386     554,477   $0.30-$ 1.50      0.98
  Authorized..................  416,668         --                       --
  Granted..................... (273,522)    273,522   $3.00-$12.50      5.74
  Exercised...................      --     (44,430)   $0.30-$ 3.00      0.74
  Expired.....................  (47,254)        --                       --
  Canceled....................    5,388      (5,388)  $0.75-$ 7.50      2.67
                               --------    --------
Balance, December 31, 1996....  335,666     778,181   $0.30-$12.50      2.66
  Granted.....................  (57,469)     57,469    $3.00-$9.00      5.24
  Exercised...................      --     (109,613)  $0.30-$ 3.00      0.66
  Expired.....................  (87,352)        --                       --
  Canceled....................  106,978    (106,978)  $0.75-$12.50      4.23
                               --------    --------
Balance, December 31, 1997....  297,823     619,059   $0.30-$12.50      2.98
                               ========    ========


  The following table summarizes information about stock options outstanding at December 31, 1997:

                                  OPTIONS OUTSTANDING                 OPTIONS EXERCISABLE
                     ---------------------------------------------- -----------------------
                                        WEIGHTED                                   WEIGHTED
                         NUMBER         AVERAGE         WEIGHTED        NUMBER     AVERAGE
       RANGE OF       OUTSTANDING      REMAINING        AVERAGE      EXERCISABLE   EXERCISE
   EXERCISE PRICES   AS OF 12/31/97 CONTRACTUAL LIFE EXERCISE PRICE AS OF 12/31/97  PRICE
   ---------------   -------------- ---------------- -------------- -------------- --------
   $ 0.30-- $0.75       165,105           5.69           $ 0.59        138,477     $   0.56
   $ 1.50               226,965           7.40           $ 1.50        167,237     $   1.50
   $ 3.00-- $10.125     193,654           8.49           $ 5.12         59,616     $   5.20
   $12.50                33,335           8.47           $12.50         12,505     $  12.50
                        -------           ----           ------        -------     --------
                        619,059           7.34           $ 2.98        377,835     $   2.10
                        =======           ====           ======        =======     ========

 Employee Stock Purchase Plan ("Purchase Plan")

  A total of 116,667 shares of common stock were initially reserved for issuance under the Purchase Plan. The Purchase Plan enables eligible employees to purchase common stock at the lower of 85% of the fair market value of the Company's common stock on the first or last day of each six-month offering period. The first offering period began on June 19, 1996. The Purchase Plan will terminate in 2006. As of December 31, 1997, 51,378 shares of common stock had been issued under the Purchase Plan.

                                THERMATRIX INC.

  The Company applies Accounting Principles Board Opinion No. 25. "Accounting for Stock Issued to Employees" and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation cost for the Company's plans been determined based on the fair value at the grant dates for awards under the plans consistent with the method of SFAS No. 123, "Accounting for Stock-Based Compensation", the Company's net loss and net loss per share would have been changed to the pro forma amounts indicated below (in thousands):

                                                       1997     1996     1995
                                                      -------  -------  -------
   Net loss
     As reported..................................... $(9,640) $(4,876) $(5,194)
     Pro forma....................................... $(9,978) $(5,087) $(5,220)
   Basic net loss per share
     As reported..................................... $ (1.28) $ (1.22) $(65.75)
     Pro forma....................................... $ (1.32) $ (1.27) $(66.08)

  For the purpose of SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes multiple option-pricing model with the following weighted-average assumptions used for grants in 1997, 1996, and 1995:

                         1997           1996 AND 1995
                         ----           -------------
Dividend Yield           0%             0%
Expected Volatility      125%           0% prior to the initial public offering and 85% thereafter
Risk-free Interest Rate  5.59-6.50%     5.20-6.80%
Expected Lives for Each
 Grant                   2.5 to 3 years 1 to 2 years

8. INCOME TAXES

  The Company follows SFAS No. 109 which prescribes an asset and liability approach to income taxes under which deferred income taxes are provided based upon enacted tax laws and rates applicable to the periods in which the taxes become payable.

  The provision for income taxes differs from the statutory United States Federal income tax rate due to the following:

                                 FOR THE YEARS
                                ENDED DECEMBER 31,
                            ------------------------
                             1997     1996     1995
                            ------   ------   ------
   Benefit at U.S.
    statutory rate.........  (34.0)%  (34.0)%  (34.0)%
   State income taxes, net
    of Federal benefit.....   (5.8)    (6.1)    (6.1)
   Increase (decrease) in
    valuation allowance....   39.7     40.0     40.0
   Other...................    0.1      0.1      0.1
                            ------   ------   ------
                               -- %     -- %     -- %
                            ======   ======   ======

  The provision for income taxes for the years ended December 31, 1997 and 1996 relates to state taxes against which no net operating loss can be applied.

                                THERMATRIX INC.

  The net deferred income tax asset consisted of the following (in thousands):

                                                                 DECEMBER 31,
                                                                ---------------
                                                                 1997     1996
                                                                -------  ------
   Deferred income tax assets:
     Net operating loss carryforwards.......................... $12,719  $9,406
     Tax credit carryforwards..................................     280     193
     Cumulative temporary differences..........................     484     381
                                                                -------  ------
                                                                 13,483   9,980
   Valuation allowance......................................... (13,483) (9,980)
                                                                -------  ------
   Net deferred income tax asset............................... $   --   $  --
                                                                =======  ======

  As of December 31, 1997, the Company had net operating loss carryforwards for Federal and state income tax purposes of approximately $34.9 million and $18.3 million, respectively. The net operating loss carryforwards and tax credit carryforwards expire on various dates through 2012. The Internal Revenue Code contains provisions which may limit the net operating loss and tax credit carryforwards to be used in any given year upon the occurrence of certain events. Certain of the Company's net operating loss and tax credit carryforwards are limited due to an ownership change that occurred in June 1996. Cumulative temporary differences consist of reserves and accruals currently deductible for financial reporting purposes, but not for tax purposes. The Company believes sufficient uncertainty exists regarding the realizability of the operating loss and credit carryforwards and, accordingly, has provided a valuation allowance against the deferred income tax asset.

9. LOAN AND SECURITY AGREEMENT

  In December 1995, the Company entered into a Loan and Security Agreement (the "Agreement") with a bank which provided for a $3,000,000 bridge loan, available in two equal parts of $1,500,000, and bore interest at the bank's prime interest rate plus 2.5%. The Agreement was extended past its original expiration date while new terms and conditions were negotiated. No amounts were outstanding under the Agreement as of December 31, 1997 and 1996.

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

  In February 1997, the Company entered into an Amended and Restated Loan and Security Agreement (the "1997 Agreement") with the same bank, which provides for a $4,000,000 accounts receivable line of credit and a $2,500,000 acquisition facility. The committed line bears interest at the prime interest rate plus 0.50% and will be subject to certain financial and non-financial covenants. Any borrowings under the acquisition facility bore interest at the prime interest rate plus 1.00%. No amounts were outstanding under the 1997 Agreement during 1997.

  In January 1998, the Company entered into an Amended and Restated Loan and Security Agreement (the "1998 Agreement"), which replaced the 1997 Agreement and which provides for a $4,000,000 accounts receivable line of credit with a $2,000,000 letter of credit sub-limit. The 1998 Agreement was renegotiated in March 1998 when certain financial covenants were amended. The committed line will bear interest at the prime interest rate plus 0.50% and will be subject to certain financial and non-financial covenants. There are no interest bearing borrowings outstanding under the line of credit as of March 5, 1998. The Company has a stand-by letter of credit issued under the sub-facility in the amount of $280,000.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)The following documents are filed as a part of this Report:

1. Financial Statements. The following Consolidated Financial Statements of Thermatrix Inc. and Report of Independent Public Accountants are filed as a part of this Report:

                                                                          PAGE
                                                                          -----
   Report of Independent Public Accountants..............................    24
   Consolidated Balance Sheets--As of December 31, 1997 and 1996.........    25
   Consolidated Statements of Operations--For the Three Years Ended
    December 31, 1997....................................................    26
   Consolidated Statements of Stockholders' Equity (Deficit)--For the
    Three Years Ended December 31, 1997..................................    27
   Consolidated Statements of Cash Flows--For the Three Years Ended
    December 31, 1997....................................................    28
   Notes to Consolidated Financial Statements............................ 29-38

2. Financial Statement Schedules. For years ended December 31, 1997, 1996 and 1995:

   Schedule II. Valuation and Qualifying Accounts and Reserves..............  40

  All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

3. Exhibits:

    3.3  Restated Certificate of Incorporation of Registrant.(**)
    3.4  Amended and Restated Bylaws of Registrant.(*)
    4.2  Amended and Restated Investor Rights Agreement.(*)
   10.1 Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.(*)
   10.2  1987 Incentive Stock Plan, as amended and related agreements.(*)
   10.3  1996 Stock Plan and form of Stock Option Agreement thereunder.(*)
   10.4  Employee Stock Purchase Plan and forms of agreement thereunder.(*)
   10.5 1996 Director Option Plan and form of Director Stock Option Agreement thereunder.(*)
   10.6  Asset Purchase Agreement between the registrant and Purus, Inc. dated
         January 4, 1996.(*)
   10.7  Lease dated June 12,1995 between the Registrant and Spieker
         Properties, L.P., as amended.(*)
   10.8  Lease dated June 24, 1995 between the Registrant and American General
         Life Insurance Company.(*)
   10.11 Amended and Restated Loan and Security Agreement between the
         Registrant and Venture Banking Group, a Division of Cupertino National
         Bank, dated January 21, 1998.
   10.12 1996 Stock Plan: UK Rules for Employees.
   10.13 First Amendment to the Amended and Restated Loan and Security
         Agreement between Registrant and Venture Banking Group, a Division of
         Cupertino National Bank.
   21.1  Subsidiary of the Registrant.(*)
   23.1  Consent of Indepent Public Accountants.
   27.1  Financial Data Schedule.

--------
 (*) Incorporated by reference to exhibits filed with the Registrant's
     Registration Statement on Form S-1 (No. 333- 4370) which became effective June 19, 1996.
(**) Incorporated by reference to exhibits filed with the Registrant's
     Quarterly Report on Form 10-Q for the quarter ending September 30, 1997.

(b)Reports on Form 8-K
  None.

TRADEMARK ACKNOWLEDGMENTS

 . Thermatrix and PADRE are registered trademarks of the Company.
 . B.O.S.S. is a registered trademark of White Horse Technologies, Inc.

                                                                    SCHEDULE II

                                THERMATRIX INC.

                       VALUATION AND QUALIFYING ACCOUNTS
                                (IN THOUSANDS)

                                             ADDITIONS
                                  BALANCE    CHARGED TO                BALANCE
                                AT BEGINNING COSTS AND                 AT END
DESCRIPTION                      OF PERIOD    EXPENSES  DEDUCTIONS(1) OF PERIOD
-----------                     ------------ ---------- ------------- ---------
Year ended December 31, 1995
  Allowance for doubtful
   accounts....................     $150        $229        $(189)      $190
  Reserve for costs of
   uncompleted contracts in
   excess of billings..........     $200         --         $ 200        --
Year ended December 31, 1996
  Allowance for doubtful
   accounts....................     $190        $190        $(115)      $265
  Reserve for costs of
   uncompleted contracts in
   excess of billings..........      --          --           --         --
Year ended December 31, 1997
  Allowance for doubtful
   accounts....................     $265        $220        $(142)      $343
  Reserve for costs of
   uncompleted contracts in
   excess of billings..........      --         $500          --        $500

--------
(1) Deductions represent accounts receivable and inventory amounts that were considered doubtful and previously reserved for that became uncollectible and were written off in the year.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THERMATRIX INC.

     /s/ John T. Schofield                      Date: March 31, 1998___________
By: ___________________________
       John T. Schofield
     Chairman of the Board
       President and CEO

  KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John T. Schofield and Barbara Krimsky, jointly and severally, their attorney-in-fact, each with full power of substitution, for him in any and all capacities, to sign on behalf of the undersigned any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, and each of the undersigned does hereby ratifying and confirming all that each of said attorneys-in-fact, of his substitutes, may do or cause to be done by virtue hereof.

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES AND EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

     /s/ John T. Schofield         Chairman, President and      March 31, 1998
_______________________________    Chief Executive Officer
       John T. Schofield           (Principal Executive
                                   Officer)

    /s/ Barbara E. Krimsky         Chief Financial Officer,     March 31, 1998
_______________________________    Vice President, Finance
      Barbara E. Krimsky           and Administration, and
                                   Secretary (Principal
                                   Financial and Accounting
                                   Officer)

     /s/ Robi Blumenstein          Director                     March 31, 1998
_______________________________
       Robi Blumenstein

   /s/ Harry J. Healer, Jr.        Director                     March 31, 1998
_______________________________
     Harry J. Healer, Jr.

     /s/ Charles R. Kokesh         Director                     March 31, 1998
_______________________________
       Charles R. Kokesh

      /s/ Rebecca P. Mark          Director                     March 31, 1998
_______________________________
        Rebecca P. Mark

       /s/ Frank R. Pope           Director                     March 31, 1998
_______________________________
         Frank R. Pope

       /s/ John M. Toups           Director                     March 31, 1998
_______________________________
         John M. Toups

      /s/ James M. Strock          Director                     March 31, 1998
_______________________________
        James M. Strock