Form 10-Q
period 1998-03-31
THERMATRIX INC
filed 1998-05-14
CIK 929473

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q



     Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange [x]
     Act of 1934

     For the quarterly period ended March 31, 1998.


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

                    Yes     X            No ___________
                        ---------


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

               Class                     Outstanding at April 20, 1998
               -----                     -----------------------------
     Common stock, $.001 par value                 7,641,842

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

                                THERMATRIX INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     (In thousands, except share amounts)


                                                                        MARCH 31,          DECEMBER 31,
                                                                          1998                 1997
                                                                  ------------------    ----------------
ASSETS                                                                 (Unaudited)
           CURRENT ASSETS
           Cash & cash equivalents                                          $  6,822            $  3,990
           Short-term investments                                              1,035               3,587
           Accounts receivable, net                                            3,420               3,520
           Costs of uncompleted contracts, net                                   271                 547
           Prepaid expenses and other current assets                             234                 250
                                                                  ------------------    ----------------
               Total current assets                                           11,782              11,894

           PROPERTY AND EQUIPMENT
           Machinery and equipment                                               790                 857
           Demonstration equipment                                               510                 506
           Furniture and fixtures                                                417                 322
                                                                  ------------------    ----------------
                                                                               1,717               1,685
           Less -  Accumulated depreciation and amortization                    (914)               (749)
                                                                  ------------------    ----------------
                   Net property and equipment                                    803                 936
                                                                  ------------------    ----------------

           PATENTS AND OTHER ASSETS, net                                       1,146               1,157
                                                                  ------------------    ----------------

                                                                            $ 13,731            $ 13,987
                                                                  ==================    ================

LIABILITIES AND STOCKHOLDERS' EQUITY
           CURRENT LIABILITIES
           Accounts payable                                                 $  1,532            $  1,055
           Accrued liabilities                                                   909                 802
           Billings on uncompleted contracts in excess of costs                  549                 181
                                                                  ------------------    ----------------
               Total current liabilities                                       2,990               2,038

           STOCKHOLDERS' EQUITY:
               Common stock, $0.001 par value                                      8                   8
               Additional paid-in capital                                     48,657              48,644
               Accumulated other comprehensive income                             20                   -
               Accumulated deficit                                           (37,944)            (36,703)
                                                                  ------------------    ----------------
                    Total stockholders' equity                                10,741              11,949
                                                                  ------------------    ----------------

                                                                            $ 13,731            $ 13,987
                                                                  ==================    ================

                                THERMATRIX INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)

                                                      Three Months
                                                     Ended March 31,
                                                 -----------------------
                                                     1998         1997
                                                 -------------  --------
     REVENUES                                         $ 2,882   $ 1,084
     COST OF REVENUES                                   2,527     1,406
                                                      -------   -------
           Gross Margin                                   355      (322)
                                                      -------   -------

     OPERATING EXPENSES
          Research and development                        255       183
          Selling, general and administrative           1,430     1,644
                                                      -------   -------
           Total operating expenses                     1,685     1,827
                                                      -------   -------
           Loss from operations                        (1,330)   (2,149)

     INTEREST INCOME, NET                                 105       213
                                                      -------   -------
          Net loss before income taxes                 (1,225)   (1,936)

     PROVISION FOR INCOME TAXES                           (16)      (16)
                                                      -------   -------
          Net loss                                    $(1,241)  $(1,952)
                                                      =======   =======

     BASIC NET LOSS PER SHARE                          $(0.16)   $(0.26)
                                                      =======   =======

     BASIC WEIGHTED AVERAGE
     COMMON SHARES                                      7,636     7,470
                                                      =======   =======

                                THERMATRIX INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                                             THREE MONTHS ENDED
                                                                    ------------------------------------
                                                                        MARCH 31,           MARCH 31,
                                                                          1998                 1997
                                                                    ----------------    ----------------
                                                                                 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
       Net loss                                                              $(1,241)            $(1,952)
       Adjustments to reconcile net loss to net cash used in
       operating activities -
       Depreciation and amortization                                             207                  68
       Provision for doubtful accounts                                            60                  15
       Changes in assets and liabilities -
       Accounts receivable                                                        40               2,218
       Costs of uncompleted contracts                                            281                 (92)
       Prepaid expenses and other                                                 16                  26
       Accounts payable                                                          477              (1,085)
       Accrued liabilities                                                       106                (193)
       Billings in excess of costs                                               367                  89
                                                                    ----------------    ----------------
       Net cash provided by (used in) operating activities                       313                (906)
                                                                    ----------------    ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
       Sale of short-term investments                                          2,552                  66
       Purchases of property and equipment                                       (32)                (90)
       Increase in patents and other assets                                      (31)                (85)
                                                                    ----------------    ----------------
       Net cash provided (used) by investing activities                        2,489                (109)
                                                                    ----------------    ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
       Net proceeds from sale of common stock                                     13                  23
                                                                    ----------------    ----------------
       Net cash provided by financing activities                                  13                  23
                                                                    ----------------    ----------------

INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS                                 2,815                (992)

CUMULATIVE EFFECT OF FOREIGN EXCHANGE RATES ON CASH
                                                                                  17                   -
CASH & CASH EQUIVALENTS BEGINNING OF PERIOD                                    3,990               4,781
                                                                    ----------------    ----------------

CASH & CASH EQUIVALENTS END OF PERIOD                                        $ 6,822             $ 3,789
                                                                    ================    ================

SUPPLEMENTAL CASH FLOW INFORMATION
       Cash paid for interest                                                     10                   3
       Cash paid for income taxes                                                 36                  24

                                THERMATRIX INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1998
                                  (Unaudited)

1.   BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

The unaudited condensed consolidated financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) which are, in the opinion of management, necessary to state fairly the results for the three months ended March 31, 1998. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results for the three months ended March 31, 1998 are not necessarily indicative of the results expected for the full fiscal year.

2.   BASIC NET LOSS PER SHARE

Basic net loss per share is computed using the weighted average number of shares of common stock outstanding. No diluted loss per share information has been presented in the accompanying statements of operations since potential common shares from conversion of convertible preferred stock, stock options and warrants are antidilutive.

3.   SHORT-TERM INVESTMENTS

In accordance with the Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company has classified all marketable debt securities as held-to-maturity and has accounted for these investments at amortized cost. Short-term investments are marketable securities with original maturities greater than three months and less than one year. As of March 31, 1998, short-term investments consist principally of corporate bonds and notes, certificates of deposit and commercial paper.

4.   COMPREHENSIVE INCOME

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130 (SFAS
130), "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general-purpose financial statements. The following table reconciles comprehensive income under the provisions of SFAS 130 for the three months ended March 31, 1998 and 1997.

                                                  For the Three Months Ended March 31
                                                        1998               1997
                                                 ------------------------------------
         Net Loss                                      $    (1,241)       $    (1,952)
         Other Comprehensive Loss, net of tax
            Unrealized Currency Gain                   $        20        $         -
                                                       -----------        -----------
         Comprehensive Loss                            $    (1,221)       $    (1,952)
                                                       ===========        ===========

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

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in
Item 1 of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 1997, contained in the Company's Annual Report on Form 10-K.

GENERAL
-------

Thermatrix Inc. is a global industrial technology company engaged in the development, manufacture and sale of industrial process equipment for the destruction of volatile organic compounds and hazardous air pollutants (collectively "VOCs"). The core component of the Company's technology is its proprietary flameless thermal oxidizer ("FTO"). The Company's products also include PADRE/(R)/, a proprietary technology used to capture and recover very low concentration VOCs from low-to-medium flow vapor streams. The Company also distributes and sells B.O.S.S., a proprietary Boiler Oxidation Steam System that destroys VOCs and produces steam for process applications, and other thermal oxidizers for treatment of VOCs through its exclusive marketing agreement with White Horse Technologies, Inc.

The Company derives its revenues primarily from contracts to design, develop, manufacture and install systems for the treatment of VOCs. The Company uses the percentage-of-completion method of accounting to recognize contract revenues. Losses on contracts are charged to cost of revenues as soon as such losses become known.

In 1997, the Company experienced a shift in market demand for its products. The United States VOC market declined, reflecting, the Company believes, low capital expenditures in new process facilities. However, the Company experienced an increase in demand for its products overseas, primarily due to the continued globalization of the chemical and pharmaceutical industries, increased adoption of ISO 14000 standards, and capital expenditures by overseas companies. In 1997, the Company responded to this shift by reducing its United States sales and operating staff and increasing its presence overseas. The Company increased its own staff in Europe and has also added engineering and manufacturing partners in Asia.

In addition to its primary focus on the industrial VOC emission control market, the Company is currently working with strategic partners to evaluate the feasibility of applying the Company's technology to treat emissions from diesel engines. The strategic partners generally share some, but not all, of the evaluation costs. Expenses incurred by the Company, primarily labor and equipment operation costs, are generally recorded as research and development expenses. In addition, the Company may provide an evaluation system as part of a joint development program. The capital cost of the evaluation system is amortized over the estimated useful life of the evaluation system. The Company is currently engaged in a joint development agreement with Lucas Diesel Systems and continues to test a prototype system to treat the emissions from diesel engines. The test program is on schedule for completion in the second quarter of fiscal 1998. In 1997, expenses incurred by the Company for these recent development programs were not material. However, due to the positive preliminary test results in the diesel emissions program, the Company anticipates that more extensive development and engineering will be needed in order to commercialize its technology for such use. There can be no assurance as to the outcome of such evaluation programs or, if initiated, the outcome of any such applications development and engineering effort.

RESULTS OF OPERATIONS
---------------------

Revenues were $2.9 million for the three months ended March 31, 1998, up from $1.1 million for the three months ended March 31, 1997. The increase in revenues was primarily attributable to sales of large FTO systems to customers overseas, primarily in the United Kingdom, and the closeout of certain projects
from prior years.   Significant customers accounted for 34%, 19% and 16%,
respectively, of revenues in the three months ended March 31, 1998. Revenues from international customers for the three months ended March 31, 1998 were 56% compared to 28% of revenues for the three months ended March 31, 1997.

The Company had a gross margin contribution of $355,000 in the three months ended March 31, 1998, compared to gross margin loss of $322,000 in the three months ended March 31, 1997. The increase in gross margin was primarily attributable to higher revenues, which were sufficient to absorb the fixed and semi-fixed costs of engineering and operations in the United States and Europe, and to a lesser extent, reductions in costs from repeat sales of systems for established applications.

Research and development expenses increased from $183,000 in the three months ended March 31, 1997 to $255,000 in the three months ended March 31, 1998. The increase in research and development expenses is primarily attributable to expenditures on the development of a prototype of a new FTO configuration.

Selling, general and administrative expenses decreased from $1.6 million in the three months ended March 31, 1997 to $1.4 million in the three months ended March 31, 1998. The decrease in selling, general and administrative expenses reflects reduced staffing and related costs, lower sales commissions, and a decrease in travel expenses, partially offset by higher consulting and legal fees.

Net interest income of $105,000 for the three months ended March 31, 1998 primarily results from the investment of the net proceeds from the Company's initial public offering completed in June 1996.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Total cash and short-term investments were $7.9 million at March 31, 1998, up from $7.6 million at December 31, 1997. This increase was primarily due to collection of accounts receivable. Net cash provided by operating activities was $313,000 in the three months ended March 31, 1998, compared to $906,000 used in operating activities during the three months ended March 31, 1997. This change is primarily a result of lower operating losses, improved accounts receivable management, and an increase in accounts payable and accrued liabilities.

The Company has a $4.0 million accounts receivable line of credit with a $2,000,000 letter of credit sub-limit. The committed line will bear interest at the prime interest rate plus 0.50% and will be subject to certain financial and non-financial covenants. There are no interest-bearing borrowings outstanding under the line of credit as of March 31, 1998. The Company has a stand-by letter of credit issued under the sub-facility in the amount of $280,000. The Company anticipates satisfying its remaining 1998 cash requirements from, among other things, (i) its cash and short-term investments,
(ii) increased revenues and positive gross margin, (iii) the timely collection of accounts receivable, and (iv) the line of credit facility. These strategies are dependent on the Company's ability to continue to meet its forecasts, including developing increased sales and generating positive gross margins therefrom, the timely collection of amounts due to the Company and compliance with the line of credit agreement covenants. The Company believes that its existing cash and short-term investments and line of credit facility will provide sufficient liquidity for it to meet its obligations throughout 1998.

CERTAIN BUSINESS CONSIDERATIONS
-------------------------------

The Company's business is subject to the following risks and uncertainties, in addition to those described elsewhere.

Operating Losses and Accumulated Deficit; Uncertainty of Future Profitability. The Company had a net loss of approximately $9.6 million in 1997 and $1.2 million for the three months ended March 31, 1998, and had accumulated deficit of approximately $37.9 million at March 31, 1998. The Company does not expect to be profitable unless and until sales of its systems generate sufficient revenues with an appropriate gross margin to fund its operations. In the event the Company does not achieve such revenues or margins, the Company may require additional financing to fund its operations in the future. There can be no assurance that such financing will be available or, if available, that it will be on favorable terms.

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

Risks Associated with International Operations and Sales.   In 1997, sales to
international customers in Europe and Asia increased to 35%, up from 14% in 1996. The Company plans to increase its revenues, in part, through an expansion of its overseas operations. Expansion internationally encompasses the need to provide an infrastructure for operations, sales and administration. The Company's overseas growth has placed, and could continue to place, a significant strain on its managerial, operational and financial resources. There can be no assurance that the Company will be able to attract, hire and train personnel or to continue to develop the infrastructure needed on a timely basis which may have an adverse impact on the Company's business, results of operations and financial condition.

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

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

(a)       Exhibits

          3.3   Restated Certificate of Incorporation of Registrant.(**)
          3.4   Amended and Restated Bylaws of Registrant.(*)
          4.2   Amended and Restated Investor Rights Agreement.(*)
          10.1 Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.(*)
          10.2  1987 Incentive Stock Plan, as amended and related agreements.(*)
          10.3 1996 Stock Plan and form of Stock Option Agreement thereunder.(*)
          10.4 Employee Stock Purchase Plan and forms of agreement thereunder.(*)
          10.5 1996 Director Option Plan and form of Director Stock Option Agreement thereunder.(*)
          10.6 Asset Purchase Agreement between the registrant and Purus, Inc. dated January 4, 1996.(*)
          10.7 Lease dated June 12,1995 between the Registrant and Spieker Properties, L.P., as amended.(*)
          10.8 Lease dated June 24, 1995 between the Registrant and American General Life Insurance Company.(*)
          10.11 Amended and Restated Loan and Security Agreement between the Registrant and Venture Banking Group, a Division of Cupertino National Bank, dated January 21, 1998.(***)
          10.12 1996 Stock Plan:  UK Rules for Employees.(***)
          10.13 First Amendment to the Amended and Restated Loan and Security Agreement between Registrant and Venture Banking Group, a Division of Cupertino National Bank.(***)
          27.1  Financial Data Schedule.

          __________
       (*) Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-1 (No. 333-4370) which became effective June 19, 1996.
      (**) Incorporated by reference to exhibits filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.
     (***) Incorporated by reference to exhibits field with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

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



                                THERMATRIX INC.



Date: May 14, 1998              By: /s/ Barbara E. Krimsky
                                    -------------------------------------------
                                    Barbara E. Krimsky
                                    Vice President - Finance & Administration,
                                    Acting Chief Financial Officer
                                    (Principal Financial and Accounting Officer)