Form 10-Q
period 1998-06-30
THERMATRIX INC
filed 1998-08-14
CIK 929473

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-Q


[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 1998.

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

                             Yes     X         No ___________
                                ---------


        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


           Class                  Outstanding at June 30, 1998
           -----                  ----------------------------
Common stock, $.001 par value                7,869,330

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


                              TABLE OF CONTENTS


PART I.                     FINANCIAL INFORMATION                     PAGE
                                                                      ----

Item 1.    Financial Statements.....................................    3

           Condensed Consolidated Balance Sheets....................    3

           Condensed Consolidated Statements of Operations..........    4

           Condensed Consolidated Statements of Cash Flows..........    5

           Notes to Condensed Consolidated Financial Statements.....    6

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations................................    8

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings........................................   14

Item 2.    Changes in Securities...................................    14

Item 3.    Defaults Upon Senior Securities.........................    14

Item 4.    Submission of Matters to a Vote of Security Holders.....    14

Item 5.    Other Information.......................................    14

Item 6.    Exhibits and Reports on Form 8-K........................    15

           SIGNATURE...............................................    16

                                THERMATRIX INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     (In thousands, except share amounts)



                                                                        JUNE 30,           DECEMBER 31,
                                                                         1998                  1997
                                                                  ------------------    ----------------
                                                                     (Unaudited)
ASSETS
           CURRENT ASSETS
           Cash & cash equivalents                                          $  4,459            $  3,990
           Short-term investments                                              1,625               3,587
           Accounts receivable, net                                            4,291               3,520
           Costs of uncompleted contracts, net                                   355                 547
           Prepaid expenses and other current assets                             223                 250
                                                                  ------------------    ----------------
                Total current assets                                          10,953              11,894

           PROPERTY AND EQUIPMENT
           Machinery and equipment                                               798                 857
           Demonstration equipment                                               535                 506
           Furniture and fixtures                                                417                 322
                                                                  ------------------    ----------------
                                                                               1,750               1,685
           Less -  Accumulated depreciation and amortization                  (1,043)               (749)
                                                                  ------------------    ----------------
                   Net property and equipment                                    707                 936
                                                                  ------------------    ----------------

           PATENTS AND OTHER ASSETS, net                                       1,234               1,157
                                                                  ------------------    ----------------

                                                                            $ 12,894            $ 13,987
                                                                  ==================    ================

LIABILITIES AND STOCKHOLDERS' EQUITY
           CURRENT LIABILITIES
           Accounts payable                                                 $  2,416            $  1,055
           Accrued liabilities                                                   754                 802
           Billings on uncompleted contracts in excess of costs                  435                 181
                                                                  ------------------    ----------------
                   Total current liabilities                                   3,605               2,038

           STOCKHOLDERS' EQUITY:
                   Common stock, $0.001 par value                                  8                   8
                   Additional paid-in capital                                 48,749              48,644
                   Accumulated other comprehensive income                         13                   -
                   Accumulated deficit                                       (39,481)            (36,703)
                                                                  ------------------    ----------------
                           Total stockholders' equity                          9,289              11,949
                                                                  ------------------    ----------------

                                                                            $ 12,894            $ 13,987
                                                                  ==================    ================

           See notes to condensed consolidated financial statements.

                                THERMATRIX INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)


                                                        Three Months                            Six Months
                                                       Ended June 30,                          Ended June 30,
                                                --------------------------              -------------------------
                                                    1998           1997                      1998           1997
                                                -----------    -----------              -----------   -----------
REVENUES                                            $ 2,796        $ 2,250                 $ 5,678         $ 3,334
COST OF REVENUES                                      2,620          2,483                   5,147           3,889
                                                -----------    -----------              -----------   -----------
        Gross Margin                                    176           (233)                    531            (555)
                                                -----------    -----------              -----------   -----------

OPERATING EXPENSES:
    Research and development                            407            437                     662             620
    Selling, general and administrative               1,436          1,788                   2,866           3,432
                                                -----------    -----------              -----------   -----------
        Total operating expenses                      1,843          2,225                   3,528           4,052
                                                -----------    -----------              -----------   -----------
        Loss from operations                         (1,667)        (2,458)                 (2,997)         (4,607)
                                                -----------    -----------              -----------   -----------

OTHER INCOME:
    Interest income (net)                               105            183                     210             394
    Other income                                         42              1                      42               3
                                                -----------    -----------             -----------     -----------
        Total other income                              147            184                     252             397
                                                -----------    -----------             -----------     -----------
        Net loss before income taxes                 (1,520)        (2,274)                 (2,745)         (4,210)

PROVISION FOR INCOME TAXES                              (17)           (17)                    (33)            (33)
                                                -----------    -----------             -----------     -----------
        Net loss                                    $(1,537)       $(2,291)                $(2,778)        $(4,243)
                                                ===========    ===========             ===========     ===========

BASIC NET LOSS PER SHARE                            $ (0.20)       $ (0.30)                $ (0.36)        $ (0.57)
                                                ===========    ===========             ===========     ===========

BASIC WEIGHTED AVERAGE
COMMON SHARES                                         7,671          7,535                   7,653           7,503
                                                ===========    ===========             ===========     ===========

           See notes to condensed consolidated financial statements.

                                THERMATRIX INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)




                                                                              SIX MONTHS ENDED
                                                                    ------------------------------------
                                                                         JUNE 30,            JUNE 30,
                                                                           1998                1997
                                                                    ----------------    ----------------
                                                                                 (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
       Net loss                                                              $(2,778)            $(4,243)
       Adjustments to reconcile net loss to net cash used in
       operating activities -
           Depreciation and amortization                                         379                 189
           Provision for doubtful accounts                                       129                  65
       Changes in assets and liabilities -
           Accounts receivable                                                  (900)                812
           Costs of uncompleted contracts                                        197                (188)
           Prepaid expenses and other                                             28                 (18)
           Accounts payable                                                    1,360                  42
           Accrued liabilities                                                   (49)               (176)
           Billings on uncompleted contracts in excess of costs                  253                  (8)
                                                                    ----------------    ----------------
       Net cash used in operating activities                                  (1,381)             (3,525)
                                                                    ----------------    ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
       Sale of short-term investments                                          1,962               2,914
       Purchases of property and equipment                                       (65)               (245)
       Increase in patents and other assets                                     (162)               (176)
                                                                    ----------------    ----------------
       Net cash provided by investing activities                               1,735               2,493
                                                                    ----------------    ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
       Net proceeds from sale of common stock                                    105                 101
                                                                    ----------------    ----------------

INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS                                   459                (931)

CUMULATIVE EFFECT OF FOREIGN EXCHANGE RATES ON CASH                               10                   -

CASH & CASH EQUIVALENTS BEGINNING OF PERIOD                                    3,990               4,781
                                                                    ----------------    ----------------

CASH & CASH EQUIVALENTS END OF PERIOD                                        $ 4,459             $ 3,850
                                                                    ================    ================

SUPPLEMENTAL CASH FLOW INFORMATION
       Cash paid for interest                                                     13                   3
       Cash paid for income taxes                                                 78                  81

                                     See notes to condensed consolidated financial statements.

                                THERMATRIX INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1998
                                  (Unaudited)


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

The unaudited condensed consolidated financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) which are, in the opinion of management, necessary to state fairly the results for the three months and six months ended June 30, 1998 and 1997. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results for the six months ended June 30, 1998 are not necessarily indicative of the results expected for the full fiscal year.


2.   BASIC NET LOSS PER SHARE

Basic net loss per share is computed using the weighted average number of shares of common stock outstanding. No diluted loss per share information has been presented in the accompanying statements of operations since potential common shares from conversion of stock options and warrants are antidilutive.


3.   SHORT-TERM INVESTMENTS

In accordance with the Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company has classified all marketable debt securities as held-to-maturity and has accounted for these investments at amortized cost. Short-term investments are marketable securities with original maturities greater than three months and less than one year. As of June 30, 1998, short-term investments consist principally of certificates of deposit and commercial paper.


4.   COMPREHENSIVE INCOME

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130 (SFAS
130), "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general-purpose financial statements. The following table reconciles comprehensive income under the provisions of SFAS 130 for the three months and six months ended June 30, 1998 and 1997.


                                             For the Three Months Ended June 30
                                                    1998               1997
                                            ------------------------------------

Net Loss                                           $(1,537)         $(2,291)
Other Comprehensive Loss, net of tax
     Unrealized Currency Loss                       (    7)         $     -
                                                   -------   --------------
Comprehensive Loss                                 $(1,544)         $(2,291)
                                                   =======          =======


                                               For the Six Months Ended June 30
                                                    1998               1997
                                            ------------------------------------

Net Loss                                           $(2,778)         $(4,243)
Other Comprehensive Loss, net of tax
     Unrealized Currency Gain                      $    13          $     -
                                                   -------   --------------
Comprehensive Loss                                 $(2,765)         $(4,243)
                                                   =======          =======


5.   ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheets as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Statement 133 is effective for fiscal years beginning after June 15, 1999. We have not yet quantified the impacts of adopting Statement 133 on our financial statements and have not determined the timing of or method of our adoption of Statement 133. However, the Statement could increase volatility in earnings and other comprehensive income.

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

GENERAL
-------

Thermatrix Inc. is a global industrial technology company engaged in the development, manufacture and sale of industrial process equipment for the destruction of volatile organic compounds and hazardous air pollutants (collectively "VOCs"). The core component of the Company's technology is its proprietary flameless thermal oxidizer ("FTO"). The Company's products also include PADRE(R), a proprietary technology used to capture and recover very low concentration VOCs from low-to-medium flow vapor streams. In addition to its primary focus on the industrial VOC emissions control market, the Company is currently focusing its development activities on the application of its FTO technology to treat emissions from diesel engines, both mobile and stationary.

The Company derives its revenues primarily from contracts to design, develop, manufacture and install systems for the treatment of VOCs. The Company uses the percentage-of-completion method of accounting to recognize contract revenues. Losses on contracts are charged to cost of revenues as soon as such losses become known.

The Company experienced a shift in market demand for its products during the last eighteen months. In 1997, the United States VOC market declined, reflecting, the Company believes, low capital expenditures in new process facilities. However, the Company experienced an increase in demand for its products overseas, primarily due to the continued globalization of the chemical and pharmaceutical industries, increased adoption of ISO 14000 standards, and capital expenditures by overseas companies. The Company responded to this shift by reducing its United States sales and operating staff and increasing its presence overseas. In 1998, the Company experienced positive momentum in its global VOC business, particularly in Europe. The geographic split of the orders received in 1998 is approximately 70% in Europe and 30% in the United States and includes orders from the pharmaceutical, specialty chemical, refining and remediation industries. The Company's revenues for the six months ended June 30, 1998 have increased by 70% over the same period in the prior year.

In addition to its primary focus on the industrial VOC emissions control market, the Company is currently evaluating the feasibility of applying the Company's technology to treat emissions from diesel engines. During the second quarter of fiscal 1998, the Company announced the successful conclusion of an eighteen-month testing and technology evaluation program and the completion of a joint development project with Lucas Diesel Systems, a division of LucasVarity plc. The testing and evaluation program provided for the development and testing of a prototype system utilizing the Company's patented FTO technology for the treatment of diesel engine emissions from mobile sources.

In the course of conducting this test program, the Company developed a new configuration that would allow the technology to be downsized to enhance its suitability for mobile applications while confirming the ability to inject diesel fuel into the matrix core to maintain operating temperature. The results of the testing show a level of control equal to or superior to any other technology commercially available and significantly better than the U.S. Environmental Protection Agency's proposed regulations for mobile sources including trucks, off-road vehicles, locomotives and marine vessels.

Expenses incurred by the Company in connection with these development programs, primarily labor and equipment operation costs, are generally recorded as research and development expenses. The Company may also provide an evaluation system as part of a joint development program, and if it does, the capital cost of the evaluation system is amortized over the estimated useful life of the system. In 1997, expenses incurred by the Company for these evaluation programs were not material. However, due to the positive test results in the diesel engine emissions program, the Company anticipates that more extensive development and engineering will be needed in order to commercialize its technology for such use. There can be no assurance as to the outcome of such evaluation programs or, if initiated, the outcome of any such applications development and engineering effort.

RESULTS OF OPERATIONS
---------------------

Revenues were $2.8 million and $5.7 million for the three months and six months ended June 30, 1998, up from $2.3 million and $3.3 million for the three months and six months ended June 30, 1997. The increase in revenues was primarily attributable to sales of large FTO systems to customers overseas, primarily in the United Kingdom, and an increase in domestic activity. Significant customers accounted for 43% and 29%, respectively, of revenues in the three months ended June 30, 1998, and 38% and 18%, respectively, of revenues in the six months ended June 30, 1998. Revenues from international customers for the three months and six months ended June 30, 1998 were 53% and 54%, respectively, compared to 48% and 42%, respectively, of revenues for the three months and six months ended June 30, 1997.

The Company had a gross margin contribution of $176,000 and $531,000, respectively, in the three months and six months ended June 30, 1998 compared to gross margin losses of $233,000 and $555,000, respectively, in the comparable periods in 1997. The increase in gross margin was primarily attributable to higher revenues, which were sufficient to absorb the fixed and semi-fixed costs of engineering and operations in the United States and Europe, and to a lesser extent, reductions in costs from repeat sales of systems for established applications.

Research and development expenses were $407,000 and $662,000, respectively, in the three months and six months ended June 30, 1998, compared to $437,000 and $620,000, respectively, for the comparable periods in 1997. Research and development expenses were largely attributable to expenditures for the development and testing of a prototype system utilizing the Company's patented FTO technology for the treatment of diesel engine emissions from mobile sources, the development of a prototype of a new FTO configuration, and PADRE(R) product development.

Selling, general and administrative expenses decreased to $1.4 million and $2.9 million, respectively, for the three months and six months ended June 30, 1998, compared to $1.8 million and $3.4 million, respectively, in the comparable periods in 1997. The decrease in selling, general and administrative expenses reflects reduced staffing and related costs, lower sales commissions and marketing expenses, and a decrease in travel expenses, partially offset by higher consulting and legal fees.

Net interest income of $105,000 and $210,000 for the three months and six months ended June 30, 1998 primarily results from the investment of the net proceeds from the Company's initial public offering completed in June 1996.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Total cash and short-term investments were $6.1 million at June 30, 1998, down from $7.6 million at December 31, 1997. This decrease was primarily due to cash used in operations. Net cash used in operating activities was $1.4 million in the six months ended June 30, 1998, compared to $3.5 million used in operating activities during the six months ended June 30, 1997. The reduction in cash used in operating activities is primarily a result of reduced operating losses and an increase in accounts payable and billings on uncompleted contracts in excess of costs, partially offset by an increase in accounts receivable. The increases in accounts payable and accounts receivable are primarily attributable to the increase in revenue.

The Company has a $4.0 million accounts receivable line of credit with a $2,000,000 letter of credit sub-limit. The committed line will bear interest at the prime interest rate plus 0.50% and is subject to certain financial and non-financial covenants. There are no interest-bearing borrowings outstanding under the line of credit as of June 30, 1998. The Company has a stand-by letter of credit issued under the sub-facility in the amount of $282,000. The Company anticipates satisfying its remaining 1998 cash requirements from, among other things, (i) its cash and short-term investments, (ii) increased revenues and positive gross margin, (iii) the timely collection of accounts receivable, and
(iv) the line of credit facility. These strategies are dependent on the Company's ability to continue to meet its forecasts, including developing increased sales and generating positive gross margins therefrom, the timely collection of amounts due to the Company and compliance with the line of credit agreement covenants. The Company believes that its existing cash and short-term investments and line of credit facility will provide sufficient liquidity for it to meet its obligations throughout 1998.

YEAR 2000 COMPLIANCE
--------------------

The Year 2000 issue arises from computer programs that use two digits rather than four to define the applicable year. Such computer programs may cause computer systems to recognize a date using "00" as the calendar year 1900 rather than the calendar year 2000. Systems that do not properly recognize such information could generate erroneous dates or cause a system to fail.

The Company has conducted a preliminary review of its products and internal computer systems to identify the systems that could be affected by the Year 2000 issue. A more comprehensive review will be completed by the end of 1998. The Company believes its products and most of its management information systems are already Year 2000 compliant, however its existing accounting system is not. The Company plans to upgrade to a Year 2000 compliant version of its accounting system by the end of 1998 and does not anticipate that the cost of such a conversion will be material.

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

Operating Losses and Accumulated Deficit; Uncertainty of Future Profitability. The Company had a net loss of approximately $9.6 million in 1997 and $2.8 million for the six months ended June 30, 1998, and had an accumulated deficit of approximately $39.5 million at June 30, 1998. The Company does not expect to be profitable unless and until sales of its systems generate sufficient revenues with an appropriate gross margin to fund its operations. In the event the Company does not achieve such revenues or margins, the Company may require additional financing to fund its operations in the future. There can be no assurance that such financing will be available or, if available, that it will be on favorable terms.

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

Sensitivity to Major Projects. For the six months ended June 30, 1998, two projects accounted for 55% of the Company's revenues. In 1997, two projects accounted for 38% of the Company's revenues and in 1996, three projects accounted for 38% of the Company's revenues. Although the Company is expanding the number of its customers and installations, the average size and dollar volume of each installation has been increasing. The Company anticipates the size of turnkey projects in 1998 will range from $1 million to $4 million, up from an average of $850,000 in 1996. As a result, the Company's results of operations are likely to continue to be dependent on major projects. Such a reliance on major orders is likely to lead to fluctuations in quarterly results.

Larger projects also pose other challenges. The sales cycle for larger projects tends to be longer than for smaller projects, and, when orders are received, projects may be delayed by factors outside the Company's control, including customer budget decisions, design changes and delays in obtaining permits. Orders for large systems are often issued in stages and it is not uncommon for there to be delays between the completion of the engineering design phase and the receipt of the equipment order due to complex permitting and/or other requirements. In addition, orders for large systems often have tight delivery schedules and the customer will often attempt to negotiate penalties for late delivery and/or the ability to assess liquidated damages for lost production if the delivery schedule is not met. Also, because the dollar volumes are larger, the costs of providing warranty services could increase. The Company's business, results of operations and financial condition could be materially adversely affected if the Company were to fail to obtain major project orders, if such orders were delayed, if installations of such systems were delayed, or if such installations encountered operating, warranty or other problems.

Management of Growth. Although it relies on subcontractors to fabricate subassemblies and to assemble and install completed systems, the Company uses its own employees to design, test and commission systems. The Company seeks to maintain engineering and design staffing levels adequate for current and near-term demand. During periods of rapid growth, such as that experienced by the Company during 1996 and 1998, the Company's engineering and design personnel generally operate at full capacity. As a result, future growth, if any, is limited by the Company's ability to recruit and train additional engineering, design and project management personnel and by the ability and performance of the individual employees in managing more and larger projects. Furthermore, any failure to maintain quality or to meet customer installation schedules could damage relationships with important customers, damage the Company's reputation generally and result in contractual liabilities. There can be no assurance that the Company will be able to effectively manage an expansion of its operations or that the

Company's systems or controls will be adequate to support the Company's operations if expansion occurs. In such event, any failure to manage growth effectively could have a material adverse effect on the Company's business, results of operations and financial condition.

Risks Associated with International Operations and Sales. In 1997, sales to international customers in Europe and Asia increased to 35%, up from 14% in 1996. For the six months ended June 30, 1998, sales to international customers in Europe increased to 53%. The Company plans to increase its revenues, in part, through an expansion of its overseas operations. Expansion internationally encompasses the need to provide an infrastructure for operations, sales and administration. The Company's overseas growth has placed, and could continue to place, a significant strain on its managerial, operational and financial resources. There can be no assurance that the Company will be able to attract, hire and train personnel or to continue to develop the infrastructure needed on a timely basis which may have an adverse impact on the Company's business, results of operations and financial condition.

Additionally, the Company's business, results of operations and financial condition may be materially adversely affected by fluctuations in currency exchange rates and duty rates, and therefore its ability to maintain or increase prices due to competition. The Company denominates international sales in either United States dollars or local currencies. Sales in Europe have been primarily denominated in pounds sterling. Since some expenses in connection with international contracts are often incurred in foreign currency, there can be a short-term exchange risk created. If the Company has significant international sales or purchases in the future denominated in foreign currencies, the Company may purchase hedging instruments to mitigate the exchange risk on these contracts.

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

The Company also believes that its future success will depend in large part upon its ability to attract and retain additional highly skilled personnel, particularly design and process engineers. Because of the technical sophistication of the Company's systems and the sophisticated engineering software utilized by the Company, design and process engineers who join the Company generally are required to have advanced technical knowledge and significant training to perform efficiently and productively. The availability of such personnel is limited, and the Company has at times experienced difficulty in locating new employees with the requisite level of expertise and experience. In addition, the Company believes its ability to manage the anticipated increase in customer orders for the Company's products in Europe will depend in a large part on its success in attracting and retaining skilled project managers and engineers in Europe. There can be no assurance that the Company will be successful in retaining its existing key personnel or in attracting and retaining the personnel it requires in the future.

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

Risks Associated With the Diesel Engine Emission Control Development Program. The engineering challenges involved in treating diesel emissions are different in a number of respects from the conditions in which the Thermatrix technology has been used in the past, and there can be no assurance that it will prove successful in this development area. Moreover, the Company's extensive database of test results that it uses to design systems for industrial installations may not be relevant to diesel engine emission control. Although the results of its recently completed technology evaluation program were positive, the Company anticipates that more extensive development and engineering will be needed in order to commercialize the technology for such use. The level of expenditure by the Company in this area will depend on the degree of support it receives from strategic partners. Although pilot test results to date have been positive, there can be no assurance as to the success of any such effort.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 11, 1998, the annual meeting of stockholders of the Company was held in San Jose, California. The matters voted upon at the meeting and the results of those votes were as follows:

1. Election of Class II Directors

                                          Votes
                              ----------------------------
                                 For     Withheld  No Vote
                              ---------  --------  -------
      Harry J. Healer, Jr.    6,727,701    12,339  901,802
      Charles R. Kokesh       6,734,091     5,949  901,802
      John M. Toups           6,734,091     5,949  901,802

      The terms of the following Class I and Class III directors continued after the meeting: Robi Blumenstein, Rebecca P. Mark, Frank R. Pope, John T. Schofield and James M. Strock. On June 17, Ms. Mark tendered her resignation from the Board. On June 22, 1998, Joseph W. Sutton was elected to the Board, filling the vacancy created by Ms. Mark's resignation.

2. Amendment to the Employee Stock Purchase Plan to increase the number of shares of Common Stock reserved thereunder by 100,000 shares to 133,086

                        For     Against  Abstain  No Vote
                     ---------  -------  -------  -------
                     6,698,355   30,185   11,500  901,802

3. Ratification of the appointment of Arthur Andersen LLP as independent public accountants


                        For     Against  Abstain  No Vote
                     ---------  -------  -------  -------
                     6,729,960    3,150    6,930  901,802

ITEM 5.  OTHER INFORMATION

In June 1996, the Company completed an initial public offering and raised net proceeds of $22.1 million. All of the proceeds of the initial public offering had been used as of June 30, 1998. The proceeds were used for the repayment of short-term borrowings, immediately following the initial public offering, and to fund operations.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)   Exhibits

      3.3   Restated Certificate of Incorporation of Registrant.(**)
      3.4   Amended and Restated Bylaws of Registrant.(*)
      4.2   Amended and Restated Investor Rights Agreement.(*)
      10.1 Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.(*)
      10.2  1987 Incentive Stock Plan, as amended and related agreements.(*)
      10.3  1996 Stock Plan and form of Stock Option Agreement thereunder.(*)
      10.4  Employee Stock Purchase Plan and forms of agreement thereunder.(*)
      10.5 1996 Director Option Plan and form of Director Stock Option Agreement thereunder.(*)
      10.6 Asset Purchase Agreement between the registrant and Purus, Inc. dated January 4, 1996.(*)
      10.7 Lease dated June 12, 1995 between the Registrant and Spieker Properties, L.P., as amended.(*)
      10.8 Lease dated June 24, 1995 between the Registrant and American General Life Insurance Company.(*)
      10.11 Amended and Restated Loan and Security Agreement between the Registrant and Venture Banking Group, a Division of Cupertino National Bank, dated January 21, 1998.(***)
      10.12 1996 Stock Plan:  UK Rules for Employees.(***)
      10.13 First Amendment to the Amended and Restated Loan and Security Agreement between Registrant and Venture Banking Group, a Division of Cupertino National Bank.(***)
      27.1  Financial Data Schedule.

      _______________
       (*) Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-1 (No. 333-4370) which became effective June 19, 1996.
      (**) Incorporated by reference to exhibits filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.
     (***) Incorporated by reference to exhibits field with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

(b)   Reports on Form 8-K

None

TRADEMARK ACKNOWLEDGMENTS

 .  Thermatrix and PADRE are registered trademarks of the Company.

                                   SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  THERMATRIX INC.



Date: August 14, 1998             By: /s/ Daniel S. Tedone
                                     ________________________________________
                                     Daniel S. Tedone
                                     Executive Vice President and
                                     Chief Financial Officer
                                     (Principal Financial and Accounting
                                     Officer)



                                  By: /s/ Barbara E. Krimsky
                                     ________________________________________
                                     Barbara E. Krimsky
                                     Vice President, Administration