Form 10-Q
period 1998-08-31
THERMATRIX INC
filed 1998-11-12
CIK 929473

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the quarterly period ended September 30, 1998.

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


                         2025 GATEWAY PLACE, SUITE 132
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

                              Yes  X         No
                                  ---           ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

               Class                     Outstanding at September 30, 1998
               -----                     ---------------------------------
     Common stock, $.001 par value                  7,695,872

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


                               TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION                                            PAGE
                                                                          ----

Item 1.  Financial Statements...........................................    3

         Condensed Consolidated Balance Sheets..........................    3

         Condensed Consolidated Statements of Operations................    4

         Condensed Consolidated Statements of Cash Flows................    5

         Notes to Condensed Consolidated Financial Statements...........    6

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations...........................    8

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings..............................................   15

Item 2.  Changes in Securities..........................................   15

Item 3.  Defaults Upon Senior Securities................................   15

Item 4.  Submission of Matters to a Vote of Security Holders............   15

Item 5.  Other Information..............................................   15

Item 6.  Exhibits and Reports on Form 8-K...............................   15

         SIGNATURE......................................................   16

                                THERMATRIX INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     (In thousands, except share amounts)

                                                                       SEPTEMBER 30,        DECEMBER 31,
                                                                           1998                 1997
                                                                       ------------         ------------
                                                                        (Unaudited)
ASSETS
      CURRENT ASSETS
      Cash & cash equivalents                                             $  2,658            $  3,990
      Short-term investments                                                 1,647               3,587
      Accounts receivable, net                                               5,570               3,520
      Costs of uncompleted contracts, net                                      273                 547
      Prepaid expenses and other current assets                                296                 250
                                                                          --------            --------
           Total current assets                                             10,444              11,894

      PROPERTY AND EQUIPMENT
      Machinery and equipment                                                  833                 857
      Demonstration equipment                                                  558                 506
      Furniture and fixtures                                                   441                 322
                                                                          --------            --------
                                                                             1,832               1,685
      Less -  Accumulated depreciation and amortization                     (1,152)               (749)
                                                                          --------            --------
           Net property and equipment                                          680                 936
                                                                          --------            --------

      PATENTS AND OTHER ASSETS, net                                          1,354               1,157
                                                                          --------            --------

                                                                          $ 12,478            $ 13,987
                                                                          ========            ========

LIABILITIES AND STOCKHOLDERS' EQUITY
      CURRENT LIABILITIES
      Accounts payable                                                    $  3,556            $  1,055
      Accrued liabilities                                                      848                 802
      Billings on uncompleted contracts in excess of costs                      46                 181
                                                                          --------            --------
           Total current liabilities                                         4,450               2,038

      STOCKHOLDERS' EQUITY:
           Common stock, $0.001 par value                                        8                   8
           Additional paid-in capital                                       48,756              48,644
           Accumulated other comprehensive income                               50                   -
           Accumulated deficit                                             (40,786)            (36,703)
                                                                          --------            --------
                Total stockholders' equity                                   8,028              11,949
                                                                          --------            --------

                                                                          $ 12,478            $ 13,987
                                                                          ========            ========

           See notes to condensed consolidated financial statements.

                                THERMATRIX INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)

                                                                  THREE MONTHS                           NINE MONTHS
                                                               ENDED SEPTEMBER 30,                   ENDED SEPTEMBER 30,
                                                            ------------------------              ------------------------
                                                             1998             1997                 1998             1997
                                                            -------          -------              -------          -------
REVENUES                                                    $ 3,964          $ 2,304              $ 9,642          $ 5,638
COST OF REVENUES                                              3,705            2,311                8,850            6,200
                                                            -------          -------              -------          -------
    Gross margin                                                259               (7)                 792             (562)
                                                            -------          -------              -------          -------

OPERATING EXPENSES:
  Research and development                                      390              302                1,053              922
  Selling, general and administrative                         1,247            1,877                4,113            5,309
                                                            -------          -------              -------          -------
    Total operating expenses                                  1,637            2,179                5,166            6,231
                                                            -------          -------              -------          -------
    Loss from operations                                     (1,378)          (2,186)              (4,374)          (6,793)

OTHER INCOME:
  Interest income (net)                                          82              152                  292              546
  Other income                                                    7                1                   49                4
                                                            -------          -------              -------          -------
    Total other income                                           89              153                  341              550
                                                            -------          -------              -------          -------
    Net loss before income taxes                             (1,289)          (2,033)              (4,033)          (6,243)

PROVISION FOR INCOME TAXES                                      (17)             (17)                 (50)             (50)
                                                            -------          -------              -------          -------
  Net loss                                                  $(1,306)         $(2,050)             $(4,083)         $(6,293)
                                                            =======          =======              =======          =======

BASIC NET LOSS PER SHARE                                    $ (0.17)         $ (0.27)             $ (0.53)         $ (0.84)
                                                            =======          =======              =======          =======

BASIC WEIGHTED AVERAGE
COMMON SHARES                                                 7,696            7,573                7,668            7,526
                                                            =======          =======              =======          =======

           See notes to condensed consolidated financial statements.

                                THERMATRIX INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                                             NINE MONTHS ENDED
                                                                      ---------------------------------
                                                                      SEPTEMBER 30,       SEPTEMBER 30,
                                                                          1998                1997
                                                                      -------------       -------------
                                                                                 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                               $(4,083)             $(6,293)
   Adjustments to reconcile net loss to net cash used in
    operating activities -
     Depreciation and amortization                                           531                  308
     Provision for doubtful accounts                                         190                  175
   Changes in assets and liabilities -
     Accounts receivable                                                  (2,240)                (632)
     Costs of uncompleted contracts                                          279                 (332)
     Prepaid expenses and other                                              (45)                  42
     Accounts payable                                                      2,500                 (319)
     Accrued liabilities                                                      44                  (83)
     Billings on uncompleted contracts in excess of costs                   (136)                  (8)
                                                                         -------              -------
   Net cash used in operating activities                                  (2,960)              (7,142)
                                                                         -------              -------

CASH FLOWS FROM INVESTING ACTIVITIES
  Sale of short-term investments                                           1,940                6,291
  Purchases of property and equipment                                       (147)                (429)
  Increase in patents and other assets                                      (324)                (256)
                                                                         -------              -------
  Net cash provided by investing activities                                1,469                5,606
                                                                         -------              -------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net proceeds from sale of common stock                                     112                  118
                                                                         -------              -------

INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS                            (1,379)              (1,418)

CUMULATIVE EFFECT OF FOREIGN EXCHANGE RATES ON CASH                           47                    -
                                                                         -------              -------
CASH & CASH EQUIVALENTS BEGINNING OF PERIOD                                3,990                4,781
                                                                         -------              -------

CASH & CASH EQUIVALENTS END OF PERIOD                                    $ 2,658              $ 3,363
                                                                         =======              =======

SUPPLEMENTAL CASH FLOW INFORMATION
  Cash paid for interest                                                      10                   24
  Cash paid for income taxes                                                  54                   99

           See notes to condensed consolidated financial statements.

                                THERMATRIX INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 1998
                                  (Unaudited)


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

The unaudited condensed consolidated financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) which are, in the opinion of management, necessary to state fairly the results for the three months and nine months ended September 30, 1998 and 1997. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results for the nine months ended September 30, 1998 are not necessarily indicative of the results expected for the full fiscal year.


2.   BASIC NET LOSS PER SHARE

Basic net loss per share is computed using the weighted average number of shares of common stock outstanding. No diluted loss per share information has been presented in the accompanying statements of operations since potential common shares from conversion of stock options and warrants are antidilutive.


3.   SHORT-TERM INVESTMENTS

In accordance with the Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company has classified all marketable debt securities as held-to-maturity and has accounted for these investments at amortized cost. Short-term investments are marketable securities with original maturities greater than three months and less than one year. As of September 30, 1998, short-term investments consist of certificates of deposit.


4.   COMPREHENSIVE INCOME

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130 (SFAS
130), "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general-purpose financial statements. The following table reconciles comprehensive income under the provisions of SFAS 130 for the three months and nine months ended September 30, 1998 and 1997.

                                                For the Three Months
                                                 Ended September 30
                                                  1998       1997
                                                ---------  --------

     Net Loss                                    $(1,306)  $(2,050)
     Other Comprehensive Income, net of tax
        Unrealized Currency Gain                 $    37   $     -
                                                 -------   -------
     Comprehensive Loss                          $(1,269)  $(2,050)
                                                 =======   =======

                                                For the Nine Months
                                                 Ended September 30
                                                  1998       1997
                                                ---------  --------
     Net Loss                                    $(4,083)  $(6,293)
     Other Comprehensive Income, net of tax
       Unrealized Currency Gain                  $    50   $     -
                                                 -------   -------
     Comprehensive Loss                          $(4,033)  $(6,293)
                                                 =======   =======


5.   ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheets as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Statement 133 is effective for fiscal years beginning after June 15, 1999. The Company does not expect the adoption of Statement 133 to have a material effect on the financial statements.

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

GENERAL
-------

Thermatrix Inc. is a global industrial technology company engaged in the development, manufacture and sale of industrial process equipment for the destruction of volatile organic compounds and hazardous air pollutants (collectively "VOCs"). The core component of the Company's technology is its proprietary flameless thermal oxidizer ("FTO"). The Company's products also include PADRE(R), a proprietary technology used to capture and recover very low concentration VOCs from low-to-medium flow vapor streams. In addition to its primary focus on the industrial VOC emissions control market, the Company is currently focusing its development activities on the application of its FTO technology to treat emissions from both mobile and stationary diesel engines.

The Company derives its revenues primarily from contracts to design, develop, manufacture and install systems for the treatment of VOCs. The Company uses the percentage-of-completion method of accounting to recognize contract revenues. Losses on contracts are charged to cost of revenues as soon as such losses become known.

The Company experienced a shift in market demand for its products during the last two fiscal years. In 1997, the United States VOC market declined, reflecting, the Company believes, low capital expenditures in new process facilities. However, the Company experienced an increase in demand for its products overseas, primarily due to the continued globalization of the chemical and pharmaceutical industries, increased adoption of ISO 14000 standards, and capital expenditures by overseas companies. The Company responded to this shift by reducing its United States sales and operating staff and increasing its presence overseas. In 1998, the Company experienced positive momentum in its global VOC business, particularly in Europe. The geographic split of the orders received during the first nine months of fiscal 1998 is approximately 62% in Europe and 38s% in the United States and includes orders from the pharmaceutical, specialty chemical, refining and remediation industries.

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

During the third quarter of fiscal 1998, the Company entered into a Demonstration Project Partnership Agreement with the Massachusetts Executive Office of Environmental Affairs working with the Massachusetts Executive Office of Transportation and Construction whose jurisdiction includes the Massachusetts Bay Transportation Authority ("MBTA"). The goal of the project is to demonstrate the application of the FTO to treat the exhaust of a diesel locomotive owned by the MBTA, to validate the performance of the technology on a locomotive, and to evaluate the cost-effectiveness of this particular application. The program also includes demonstrating the integration of various oxides of nitrogen ("NOx") reduction technologies to achieve as complete destruction as possible of all the undesirable components contained in this diesel engine emission exhaust.

Subsequent to September 30, 1998, the Company received a contract award from the Advanced Technology Program ("ATP") of the National Institute of Standards and Technology, an agency of the U.S. Department of Commerce, for the development of a four-way diesel emissions treatment device. Pursuant to the contract the Company will develop and test a device capable of reducing or eliminating all four key pollutants in diesel engine exhaust by combining the Company's FTO technology for the reduction of particulate matter, carbon monoxide, and hydrocarbons with a proprietary Lean NOx Catalyst developed by Southwest Research Institute of San Antonio, Texas. ATP grants funding to industry for research and development projects that have the potential to provide direct, broad-based economic benefits to the United States.

Expenses incurred by the Company in connection with these development programs, primarily labor and equipment operation costs, are generally recorded as research and development expenses. The Company may also provide an evaluation system as part of a joint development program, and if it does, the capital cost of the evaluation system is amortized over the estimated useful life of the system. Such expenses incurred by the Company for these evaluation programs have not been material. However, due to the positive test results in the diesel engine emissions program, the Company anticipates that more extensive development and engineering will be needed in order to commercialize its technology for such use. There can be no assurance as to the outcome of such evaluation programs or, if initiated, the outcome of any such applications development and engineering effort.

RESULTS OF OPERATIONS
---------------------

Revenues were $4.0 million and $9.6 million for the three months and nine months ended September 30, 1998, up from $2.3 million and $5.6 million for the three months and nine months ended September 30, 1997. The increase in revenues was primarily attributable to sales of large FTO systems to customers overseas,
primarily in the United Kingdom, and an increase in domestic activity.   Two
significant customers accounted for 62% and 11%, respectively, of revenues in the three months ended September 30, 1998, and 48% and 15%, respectively, of revenues in the nine months ended September 30, 1998. Revenues from international customers for the three months and nine months ended September 30, 1998 were 67% and 60%, respectively, compared to 33% and 38%, respectively, of revenues for the three months and nine months ended September 30, 1997.

The Company had a gross margin contribution of $259,000 and $792,000, respectively, in the three months and nine months ended September 30, 1998 compared to gross margin losses of $7,000 and $562,000, respectively, in the comparable periods in 1997. The increase in gross margin was primarily attributable to higher revenues, which were sufficient to absorb the fixed and semi-fixed costs of engineering and operations in the United States and Europe, and to a lesser extent, reductions in costs from repeat sales of systems for established applications.

Research and development expenses were $390,000 and $1,053,000, respectively, in the three months and nine months ended September 30, 1998, compared to $302,000 and $922,000, respectively, for the comparable periods in 1997. Research and development expenses were largely attributable to expenditures for the development and testing of a prototype system utilizing the Company's patented FTO technology for the treatment of diesel engine emissions from mobile sources, the development of a prototype of a new FTO configuration, and PADRE(R) product development.

Selling, general and administrative expenses decreased to $1.2 million and $4.1 million, respectively, for the three months and nine months ended September 30, 1998, compared to $1.9 million and $5.3 million, respectively, in the comparable periods in 1997. The decrease in selling, general and administrative expenses reflects reduced staffing and related costs, lower sales commissions and marketing expenses, and a decrease in travel expenses, partially offset by higher consulting and legal fees.

Net interest income of $82,000 and $292,000 for the three months and nine months ended September 30, 1998 primarily results from the investment of cash at hand.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Total cash and short-term investments were $4.3 million at September 30, 1998, down from $7.6 million at December 31, 1997. This decrease was primarily due to cash used in operations. Net cash used in operating activities was $3.0 million in the nine months ended September 30, 1998, compared to $7.1 million used in operating activities during the nine months ended September 30, 1997. The reduction in cash used in operating activities is primarily a result of reduced operating losses and an increase in accounts payable, partially offset by an increase in accounts receivable. The increases in accounts payable and accounts receivable are primarily attributable to the increase in revenue.

The Company has a $4.0 million accounts receivable line of credit with a $2,000,000 letter of credit sub-limit. The committed line will bear interest at the prime interest rate plus 0.50% and is subject to certain financial and non-financial covenants. There are no interest-bearing borrowings outstanding under the line of credit as of September 30, 1998. The Company has a stand-by letter of credit issued under the sub-facility in the amount of $354,000. The Company anticipates satisfying its cash requirements from, among other things, (i) its cash and short-term investments, (ii) increased revenues and positive gross margin, (iii) the timely collection of accounts receivable, and (iv) the line of credit facility. These strategies are dependent on the Company's ability to continue to meet its forecasts, including developing increased sales and generating positive gross margins therefrom, the timely collection of amounts due to the Company and compliance with the line of credit agreement covenants. The Company believes that its existing cash and short-term investments and line of credit facility will provide sufficient liquidity for it to meet its obligations for the twelve-month period ending September 30, 1999.

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

The Company has conducted a preliminary review of its products and internal computer systems to identify the systems that could be affected by the Year 2000 issue. A more comprehensive review will be completed by the end of 1998. The Company believes its products and most of its management information systems are already Year 2000 compliant. However, its existing accounting system is not. The Company plans to upgrade to a Year 2000 compliant version of its accounting system by the end of 1998 and does not anticipate that the cost of such a conversion will be material.

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

Operating Losses and Accumulated Deficit; Uncertainty of Future Profitability. The Company had a net loss of approximately $9.6 million in 1997 and $4.1 million for the nine months ended September 30, 1998, and had an accumulated deficit of approximately $40.8 million at September 30, 1998. The Company does not expect to be profitable unless and until sales of its systems generate sufficient revenues with an appropriate gross margin to fund its operations. In the event the Company does not achieve such revenues or margins, the Company may require additional financing to fund its operations in the future. There can be no assurance that such financing will be available or, if available, that it will be on favorable terms.

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

Sensitivity to Major Projects. For the nine months ended September 30, 1998, two projects accounted for 63% of the Company's revenues. In 1997, two projects accounted for 38% of the Company's revenues and in 1996, three projects accounted for 38% of the Company's revenues. Although the Company is expanding the number of its customers and installations, the average size and dollar volume of each installation has been increasing. The Company anticipates the size of turnkey projects in 1998 will range from $1 million to $4 million, up from an average of $850,000 in 1996. As a result, the Company's results of operations are likely to continue to be dependent on major projects. Such a reliance on major orders is likely to lead to fluctuations in quarterly results.

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

Risks Associated with International Operations and Sales. In 1997, sales to international customers in Europe and Asia increased to 35%, up from 14% in 1996. For the nine months ended September 30, 1998, sales to international customers in Europe increased to 58%. The Company plans to increase its revenues, in part, through an expansion of its overseas operations. Expansion internationally encompasses the need to provide an infrastructure for operations, sales and administration. The Company's overseas growth has placed, and could continue to place, a significant strain on its managerial, operational and financial resources. There can be no assurance that the Company will be able to attract, hire and train personnel or to continue to develop the infrastructure needed on a timely basis which may have an adverse impact on the Company's business, results of operations and financial condition.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.  OTHER INFORMATION

Not applicable.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      3.3   Restated Certificate of Incorporation of Registrant.(**)
      3.4   Amended and Restated Bylaws of Registrant.(*)
      4.2   Amended and Restated Investor Rights Agreement.(*)
      10.1 Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.(*)
      10.2  1987 Incentive Stock Plan, as amended and related agreements.(*)
      10.3  1996 Stock Plan and form of Stock Option Agreement thereunder.(*)
      10.4  Employee Stock Purchase Plan and forms of agreement thereunder.(*)
      10.5 1996 Director Option Plan and form of Director Stock Option Agreement thereunder.(*)
      10.6 Asset Purchase Agreement between the Registrant and Purus, Inc. dated January 4, 1996.(*)
      10.8 Lease dated June 24, 1995 between the Registrant and American General Life Insurance Company.(*)
      10.11 Amended and Restated Loan and Security Agreement between the Registrant and Venture Banking Group, a Division of Cupertino National Bank, dated January 21, 1998.(***)
      10.12 1996 Stock Plan:  UK Rules for Employees.(***)
      10.13 First Amendment to the Amended and Restated Loan and Security Agreement between Registrant and Venture Banking Group, a Division of Cupertino National Bank.(***)
      10.14 Sublease dated May 7, 1998 between Registrant and Clinimetrics Research Associates, Inc.
      27.1  Financial Data Schedule.

     --------------------
       (*) Incorporated by reference to exhibits filed with the Registrant's
           Registration Statement on Form S-1 (No. 333-4370) which became effective June 19, 1996.
      (**) Incorporated by reference to exhibits filed with the Registrant's
           Quarterly Report on Form 10-Q for the quarter ended September 30,
           1997.
     (***) Incorporated by reference to exhibits field with the Registrant's
           Annual Report on Form 10-K for the year ended December 31, 1997.

(b)   Reports on Form 8-K

None

TRADEMARK ACKNOWLEDGMENTS

 . Thermatrix and PADRE are registered trademarks of the Company.





                                   SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       THERMATRIX INC.



Date: November 13, 1998                By: /s/ Daniel S. Tedone
                                           --------------------
                                           Daniel S. Tedone
                                           Executive Vice President and
                                           Chief Financial Officer
                                           (Principal Financial and Accounting
                                           Officer)

                                   SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       THERMATRIX INC.



Date: November 13, 1998                By:  /s/ Daniel S. Tedone
                                            --------------------
                                            Daniel S. Tedone
                                            Executive Vice President and
                                            Chief Financial Officer
                                            (Principal Financial and Accounting
                                            Officer)