Form 10-K405
period 1998-12-31
THERMATRIX INC
filed 1999-03-30
CIK 929473

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K


[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the fiscal year ended December 31, 1998.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for at least the past 90 days:      Yes   X      No
                                                            -----       ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Paragraph 229.405 of this Chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K.     X
                                               --------

On February 28, 1999, there were issued and outstanding 7,711,401 shares of Common Stock. The aggregate market value of Common Stock held by non-affiliates of the Registrant on that date was approximately $23,134,203, based on the closing sale price of the Common Stock, as reported by the NASDAQ National Market.

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


Description of Business

  Thermatrix Inc., a Delaware Corporation formed in 1992, (the "Company") is a global industrial technology company engaged in the development, manufacture and sale of industrial process equipment for the destruction of volatile organic compounds and hazardous air pollutants (collectively, "VOCs"). The core component of the Company's technology is its proprietary flameless thermal oxidizer ("FTO"), which is capable of treating virtually all VOCs while achieving destruction removal efficiency ("DRE") of 99.99% or higher with de minimis formation of hazardous by-products such as oxides of nitrogen ("NOX "), carbon monoxide ("CO") and products of incomplete combustion ("PICs"). The Company sells its flameless thermal oxidizer as a stand-alone unit or as an integrated system. In addition, the Company's product line also includes PADRE(R), a proprietary technology used to capture and recover very low concentration VOCs from low-to-medium vapor streams.

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

  The Company has achieved a number of significant milestones in commercializing its technology in the industrial VOC market, including: (i) establishing the application of its proprietary FTO technology in the petroleum, chemical/petrochemical, pulp and paper, medical sterilization and pharmaceutical industries with "market leader" customers, and for soil and groundwater remediation; (ii) selling more than 80 commercial-scale systems; (iii) establishing a global sales and marketing organization; and (iv) the receipt of regulatory approvals by the Company's customers for the use of the Company's systems in the United States, Canada, England, Ireland, France and Taiwan. The Company's customers through 1998 included: Chesebrough-Pond's USA Co., Formosa Petrochemical Corporation, Mobil Chemical Company, PPG Industries, Inc., Bayer Corporation, Zeneca, Ltd., B.F. Goodrich, Marathon Oil, BASF, Shin Foong, Sorex Medical, Zeon Chemicals, Pfizer and Warner Lambert as well as the United States Departments of Defense and Energy (the "DOD" and the "DOE", respectively).

  The Company is also pursuing a strategy to selectively provide complementary technologies in order to expand its presence in the VOC treatment market. In April 1996, the Company acquired all rights to the PADRE(R) VOC adsorption technology from Purus, Inc.

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

  During 1998 the Company (i) entered into a Demonstration Project Partnership Agreement with the Massachusetts Executive Office of Environmental Affairs and the Massachusetts Executive Office of Transportation and Construction to demonstrate the application of the FTO technology to treat the exhaust of a diesel locomotive operated by the Massachusetts Bay Transportation Authority ("MBTA"); (ii) received a grant award of $1.65 million from the Advanced Technology Program ("ATP") of the National Institute of Standards and Technology, an agency of the U.S. Department of Commerce, for the development of a four-way diesel emissions treatment device; and (iii) entered into an agreement with the Diesel Emission Evaluation Program ("DEEP") to conduct a series of performance tests on an emissions control prototype for underground mining vehicles.

  On January 13, 1999 the Company acquired all of the outstanding common shares of Wahlco Environmental Systems, Inc. ("Wahlco"), a Delaware corporation formerly traded on the NASDAQ bulletin board. Wahlco designs, manufactures, and sells combined cycle gas turbine products, metallic and fabric bellows, air pollution control equipment, and related products and services to electric utilities, independent power producers, co-generation plants, and industrial manufacturers worldwide. Wahlco also provides mechanical plant installation services and rents associated equipment to users in the U.K. Management believes that the business and market synergies between the Company and Wahlco in the air pollution control industry are excellent and the combination of the two firms will provide a more balanced business with global presence and performance.


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

  In the United States, the health, safety and environmental risks presented by VOCs have led to significant federal regulations, which are enforced by the Occupational Safety and Health Administration ("OSHA"), the United States Environmental Protection Agency ("U.S. EPA") and various state and local agencies. Non-compliance with these regulations carries substantial civil and criminal penalties. The United States Clean Air Act Amendments of 1990 (the "CAAA") significantly expanded the scope of air pollution regulations established in the 1970s, and required the reduction and control of a wide range of air pollutants, including 189 hazardous air pollutants ("HAPs"), most of which are VOCs. The CAAA also addressed for the first time the reduction of NO\x\ that, in combination with VOCs, produce smog. The CAAA introduced new regulatory requirements and timetables for the abatement of VOCs and NOX for most geographic areas that become progressively more stringent through the year 2010.

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

The Thermatrix System for Industrial VOC Control

     The core component of the Company's system is its proprietary FTO, a highly engineered, insulated vessel packed with ceramic material. Due to its flameless design and consistent temperature profile (between 1600(degree) and 1800(degree)F), the Company's FTO system achieves high destruction with very low energy usage and with de minimis formation of NO\\x\\ and CO. The FTO system can also be combined with an energy recovery system if the waste stream contains a surplus of energy over and above that required for VOC destruction. Recovery of usable materials from halogenated or sulfonated fume streams is also possible due to the high DRE of the FTO system.

  The Thermatrix technology has the following attributes, which individually or in combination provide advantages over competing methods for industrial VOC treatment:

  Energy Efficiency. The FTO system can operate effectively on VOC fume streams of moderate to high concentrations with less than 30% of the energy required for flame-based systems. The FTO's energy efficiency is particularly significant in geographic locations where the cost of energy is many times higher than in the United States.

  Safety.   The FTO is certified for use in flameproof areas where conventional flame-based systems are prohibited.

  Flexibility.   The FTO can process a broad range of VOCs, including difficult-
to-treat compounds and those with variable flows and concentrations.

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

  De minimis By-products. The absence of a flame minimizes the formation of by-products generated by flame-based systems, including NO\\x\\, CO and PICs. The reduced energy requirement for the FTO system also results in a corresponding reduction in the formation of greenhouse gases.

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

     During 1998, the Company received one order totalling approximately $800,000 for the supply of the new FTO design. The Company is currently in the process of completing the delivery of this order.


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

  Increase Market Penetration for Established Applications. Thermatrix systems have now been successfully installed in the petroleum, chemical/petrochemical, pharmaceutical, medical sterilization, and pulp and paper industries, and for soil and groundwater remediation, at facilities operated by customers such as Chevron U.S.A. Inc., Dow Chemical Company, PPG Industries, Inc., Warner Lambert, Pfizer, Simpson Paper and Bayer Corporation, as well as facilities operated by the DOD and DOE. Many of these customers have already purchased multiple units. The Company is using these reference accounts to promote follow-on sales to the same customers and to expand sales within these industries, both in the United States and overseas.

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

  Provide Complementary Technologies.   Customers are increasingly seeking
suppliers who can solve a wide range of VOC problems. To provide such solutions the Company continues to seek opportunities to expand its technology portfolio through joint ventures, selective marketing arrangements and acquisitions. In April 1996, the Company acquired all rights from Purus, Inc. to a VOC adsorption technology known as PADRE(R), which uses a regenerative synthetic adsorption resin to capture and recover very low concentration VOCs from low-to-medium flow vapor streams.

  The Company believes that its installed base and proven applications provide a solid foundation for growth in both the United States and overseas. The Company received its first order from Europe in 1995. The percentage of sales to international customers increased to 14% in 1996, 35% in 1997 and 60% in 1998. The Company expects that sales from overseas installations will continue in 1999 at approximately the same level experienced during 1998. During 1997, the Company relocated its European operation from London to an expanded facility near Hull, England. The Company's United Kingdom capabilities now include sales, applications engineering, project management and service. The Company has established relationships with qualified subcontractors for fabrication and assembly in Europe and has agreements with engineering partners in Asia for construction and installation support.


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

  Based on its sales experience, the Company believes that the major considerations in selecting industrial VOC control systems are safety; capital, operating and maintenance costs; high DRE; ease of permitting; process stream characteristics; unit location; and on-line reliability. The Company believes it competes favorably with respect to these factors.


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

  The Company works with regulatory agencies both domestically and overseas to inform these agencies about the Company's FTO technology in order to facilitate the permitting process for its customers. In England, Her Majesty's Inspectorate of Pollution has issued Technical Note ITN/IPCX/02 identifying the flameless oxidation process benefits of high destruction (greater than 99.99%) and low formation of NOX and CO. The Company's FTO system was selected for inclusion in the Texas Natural Resource Conservation Commission's list of innovative environmental technologies. Thermatrix is currently under review for certification by the California Environmental Protection Agency ("CalEPA") as a flameless thermal destruction technology. The CalEPA program is closed to incineration technologies. Also, the U.S. EPA and its equivalent agencies in the U.K., Ireland, Italy and the Netherlands have recognized the Company's FTO technology as being distinguishable from incineration.

     During 1998, two regulatory events occurred in California that are significant to the Company's development activity relating to diesel emissions. First, the California Air Resources Board ("CARB") identified particulate emissions from diesel-fueled engines as a toxic air contaminant and initiated a process to implement new control strategies. Second, CARB approved the elimination of less stringent emission standards for light-duty trucks beginning in 2004 which, according to CARB, will likely preclude diesel engines without suitable pollution control devices in vehicles with a gross vehicle weight below 8500 pounds. In 1997, light trucks (including vans and sport utility vehicles) comprised 46% of all new car sales in California and an increasing proportion of these vehicles are being equipped with diesel engines because of the higher fuel economy.


Current Thermatrix Industrial VOC Customers

  The Company has identified industries that are large generators of VOCs and where it believes its FTO technology provides significant competitive advantages over existing treatment methods. The Company has sought acceptance of its systems, in each of its initial target markets, through the utilization of "market leader" customers. To date, the Company has sold over 80 systems across a range of industries including petroleum, chemical/petrochemical, pharmaceutical, pulp and paper manufacturing, medical sterilization and for soil and groundwater remediation. The following table sets forth the Company's target markets, representative customers and the types of VOCs treated by its systems:

Target Markets                       Representative Customer            VOCs Treated
-----------------------------------------------------------------------------------
Petroleum/Refining                  Chevron, Marathon Oil                Hydrocarbons

Chemical/Petrochemical              Dow Chemical, Bayer Corporation,     Chlorinated and
  Manufacturing                     Mobil Chemical Company, Formosa      Fluorinated Compounds
                                    Petrochemical Corporation, BASF,
                                    PPG Industries, Inc., B.F. Goodrich

Pharmaceuticals Manufacturing       Zeneca, Warner Lambert, Pfizer       Chlorinated Compounds
                                    Chesebrough-Pond's USA Co.

Pulp and Paper Manufacturing        Georgia Pacific, Simpson Paper       Sulfonated Compounds

Medical Sterilization               Sorex Medical                        Ethylene Oxide

Soil and Groundwater Remediation    DOD, DOE, Thermo Remediation         Chlorinated Compounds and
                                                                         Hydrocarbons

Sales and Marketing

  The Company has experienced a shift in market demand for its products, both in terms of the geographic distribution of the orders it has received and the complexity of the systems ordered. During 1998, the Company continued to experience a high volume of orders from overseas installations. During 1999, the Company expects that sales from overseas installations will comprise 60% of total sales, which is similar to the percentage experienced in 1998.

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

  Two sales directors manage the Company's sales efforts. Sales for North America are managed from Knoxville, Tennessee and those for Europe and Asia are managed from Hull, England. The sales directors hold engineering degrees and have an average of ten years of industrial selling experience.

  In addition, where cost effective, the Company has selectively retained some of its independent commissioned sales representatives in the United States and Canada and currently has agreements with seven representative organizations with over 24 sales agents selling the Company's FTO system. In Asia, the Company has agreements with Cinchem Enterprise Limited for sales representation in Taiwan and the Peoples' Republic of China, with Toray Engineering Co. Limited and Nittetu Chemical Engineering Limited in Japan, and with Miju Plant Companies Limited in South Korea. All independent representatives are paid solely on commission, which is calculated on a sliding scale as a percentage of sales revenues. The Company retains responsibility for pricing and terms and conditions.

     In April 1997, the Company entered into an Exclusive Sales and Marketing Agreement (the "White Horse Agreement") with White Horse Technologies Inc. ("White Horse") to facilitate penetration of the air pollution control market by offering potential customers a wider array of products. In July 1998, the Company declared White Horse to be in default of the White Horse Agreement and on August 25, 1998 suspended any further commercial dealings with the firm. In October 1998, the Company filed a claim against White Horse for damages related to the default and White Horse filed a bankruptcy petition in November 1998.
The Company does not expect to recover the investment it made in White Horse and has provided in full against all White Horse investments and receivables.


Engineering and Manufacturing

  The Company's Engineering group, located in Knoxville, Tennessee, provides global support to the Company's customers. The Company's project management and assembly operations for the United States and Asia are managed from Knoxville, Tennessee and those for Europe are based in Hull, England. In addition, the Company has agreements with engineering partners in Asia for construction and installation support of the Company's systems. These partners include Toray Engineering Co. Ltd. and Nittetu Chemical Engineering Ltd. in Japan and with Miju Plant Companies Ltd. in South Korea. The Company will continue to engineer and assemble the proprietary components of its FTO systems, but will utilize its Asian partners to supply the balance of plant.

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


Research and Development

  The Company believes that its continued commitment to developing new applications and refining its technology is critical to remaining competitive in the industry. During 1998, the Company focused its technical resources on product development in the diesel emissions area while continuing to make product improvements in its core business of industrial air pollution control. The successful construction and testing of four diesel prototypes in 1998 led the Company to conclude that its FTO technology could efficiently destroy diesel particulate and odors. Based upon the success of these early initiatives, the business unit Thermatrix Diesel Systems was formed to focus internal resources on the diesel emissions market.

  The Company's industrial VOC applications development efforts are managed by the Engineering group located in Knoxville, Tennessee. The group's primary mission is to optimize the Company's technology for new applications in the industrial VOC control market. The Company's research and development activities are now primarily focused on its diesel engine emission control program. The Technology Development group, located in San Jose, California, carries out these activities in conjunction with selected strategic partners. When areas of specialized expertise are required, the Company relies on consulting relationships with a number of top tier research institutes, including Lawrence Berkeley National Laboratory, Oak Ridge National Laboratory and Southwest Research Institute.

  As announced in the 1997 Annual Report, the Company has successfully completed the dissolution of its joint venture arrangement with ThermoChem, Inc., which had been established for the processing of radioactive mixed waste. Any future projects for such processing will be undertaken on a teaming basis.


Potential Applications Under Development

     During 1998, the Company began to focus development efforts on applications in two general market areas: Industrial and Diesel. The Company's strategy to expand its presence in these markets is to work with strategic partners to evaluate the feasibility of applying the Company's technology to other uses.

     Industrial VOC Emission Control. The Company received its first orders for the reconfigured, reduced-cost version of its straight-through FTO in 1998, and will be commissioning them during 1999. The Company has also delivered the first two modified recuperative FTO systems into the pharmaceutical industry, where the featured range and operability improvements are vital. One benefit derived from the diesel development efforts is a newly designed recuperative FTO for small to medium industrial applications that will see its first trial at a large European plant where NOx minimization and VOC abatement are required simultaneously. A strategic partner and host site for the first flameless liquid waste FTO is currently being sought.

  The Company has ceased to commercially offer the continuous bed improvement to its PADRE product line because of technical issues that arose during the fielding of a prototype of the improved system. In 1998, a significant R&D expense was incurred in responding to these technical issues and no timetable has been established for their resolution. The Company continues to successfully offer its commercially proven fixed bed system to the marketplace.

     Diesel Engine Emission Control. An important stage in the diesel development program was a joint assessment the Company carried out with a major manufacturer of diesel fuel injection systems in 1998. The parties' intent at the onset of the program was to jointly develop a system comprising both parties' technologies in such a way that reductions in both PM and NOx emissions would occur in an energy-neutral system. Although the FTO was shown to reduce PM to non-detectable levels under many conditions during the course of that program, both parties concluded that fundamental market forces rendered no advantage to linking their technologies together and joint activity ended.

     During 1998, several partnerships were formed with potential end users of diesel aftertreatment systems, and three agreements were concluded for prototype demonstration testing.

     Locomotives. In the third quarter, the Company entered into a Demonstration Project Partnership Agreement with the Massachusetts Executive Office of Environmental Affairs working with the Massachusetts Executive Office of Transportation and Construction whose jurisdiction includes the MBTA. The goal of the project is to demonstrate the application of the FTO technology to treat the exhaust of a diesel locomotive owned and operated by the MBTA, to validate the performance of the technology on a locomotive, and to evaluate the cost effectiveness of this particular application. The program also includes demonstrating the integration of various NO\\x\\ reduction technologies to achieve as complete destruction as possible of all the undesirable components contained in this diesel engine emission exhaust.

     Four-Way Converter. In the fourth quarter, the Company received a grant of $1.65 million from the ATP of the National Institute of Standards and Technology, an agency of the U.S. Department of Commerce for the development of a four-way diesel emissions treatment device. The grant will be received over a two-year period based on the level of research and development incurred by Thermatrix on this project and the availability of federal funding for year two. The project seeks to develop and test a device capable of reducing or eliminating all four key pollutants in diesel engine exhaust by combining the FTO technology for the reduction of PM, CO and HC with a proprietary Lean NO\\x\\ Catalyst developed by Southwest Research Institute of San Antonio, Texas. The ATP provides funding to industry for research and devlopement projects that have the potential to provide direct broad-based economic benefits to the United States. The initial market will be urban buses.

     Mining Vehicles. In the fourth quarter, the Company also received approval from DEEP to demonstrate the FTO's ability to destroy PM and organic vapors from diesel vehicles in underground mines. DEEP is a consortium of Canadian and U.S. mining interests, whose mission is to reduce miners' exposure to diesel exhaust contaminants, particularly fine particles that are suspected carcinogens. The focus of the DEEP demonstration is to quantify the amount of particulate mass destroyed by the FTO and prove that the FTO eliminates "ultrafine" particles that have greater detrimental health consequences and are a by-product of some diesel oxidation catalysts and traps.


Intellectual Property

  As of February 28, 1999, the Company owned 13 United States and 48 international patents, had received notice of allowance for two additional United States patent applications, and had a further 10 United States and 126 international patent applications pending relating to its thermal treatment technology. All issued United States patents expire during the period between August 17, 2003 and March 19, 2018.

  The Company's 15 issued and allowed United States patents include several hundred claims of varying scope relating to many of the Company's inventive methods and apparatuses. These patents cover fundamental aspects of flameless thermal oxidation that are the bases of the Company's technology and their application. Aspects of the technology, including the use and maintenance of a "flameless reaction wave" of gases or vapors in a matrix of heat resistant materials, are covered under a variety of claiming formats.

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

  In addition to the foregoing patents and patent applications, the Company has four issued United States trademarks and five issued international trademarks, and has received notice of allowance for one additional United States trademark. The Company also has an additional eight international trademark applications pending for certain of the Company's tradenames and other intellectual property.


Employees

  As of December 31, 1998, the Company had 57 full-time employees, 13 of whom hold advanced degrees. The Company believes that it has been successful in attracting experienced and capable engineering, operations and management personnel. As of December 31, 1998, none of the Company's permanent, full-time employees are covered by collective bargaining agreements.


                          Significant Subsequent Event

     On January 13, 1999, pursuant to an Agreement and Plan of Merger, dated November 9, 1998 (the "Merger Agreement"), among Wahlco Environmental Systems, Inc., ("Wahlco"), the Company and TMX Acquisition Sub I, Inc., a wholly owned subsidiary of the Company ("Merger Sub"), Merger Sub merged with and into Wahlco (the "Merger"), and Wahlco became a wholly owned subsidiary of the Company at the effective time of the Merger.

     The Company paid approximately $1.9 million in cash to acquire all of the common shares and warrants of Wahlco. The Wahlco shareholders are also entitled to receive certain Contingent Payments as defined in the Merger Agreement. The Contingent Payments are dependent upon the resolution of certain contingencies not relating to future operating results of the Company. The Company believes, but can provide no assurances, that the Contingent Payments will not exceed $2,000,000 in total and may be substantially less than that amount.

     In connection with the Merger, the Company agreed to guaranty to Wexford Management LLC ("Wexford"), as Agent for certain lenders which are affiliates of Wexford (the "Lenders"), the obligations of Wahlco to the Lenders under an amended and restated credit agreement dated January 30, 1998 (the "1998 Credit Agreement") and to The Chase Manhattan Bank under a non-committed line of credit (the "Chase Facility") and to grant to the Lenders a security interest in all existing and future assets of the Company.

     On February 25, 1999 the Company entered into the Second Amended and Restated Credit Agreement among Wahlco and the Company, as Borrowers, and the Lenders and Wexford as Agent for the Lenders (the "1999 Credit Agreement"). As of March 31, 1999, the debt amounts to slightly more than $5.7 million and bears interest at the rate of 13% per annum, payable monthly in advance. The debt matures on August 24, 1999, and may, with the payment of an additional fee of $100,000, be extended until November 22, 1999. As a further condition to the Lenders' execution and delivery of the 1999 Credit Agreement, the Company agreed to confirm its grant to the Lenders of a security interest in all existing and future assets and to cause all its significant subsidiaries to enter into guarantees and grant to the Lenders additional security interests and mortgages in all existing and future assets of the Borrowers and significant subsidiaries.

     The Company believes this merger to be strategically significant. The business and market synergies between the Company and Wahlco in the air pollution control industry are excellent and the combination of the two firms will provide a more balanced business with a stable base, above-average growth, and global presence and performance.

     In recent years the air pollution control and air- and gas-handling industries have been experiencing enormous change and consolidation. The biggest change has been that customers in all sectors, including industrial, energy and government, are increasingly purchasing complete turnkey systems from global vendors rather than component equipment from regional suppliers. As a result, the number of original equipment manufacturers ("OEM's") has begun to decrease as those that have not been able to make the successful transformation to global system vendors have failed or are being acquired by others that can. In the past several years the Company has been able to successfully develop the capability to deliver complete systems on a global basis and began to seek targeted acquisitions such as Wahlco.

     Currently, the air pollution control industry is structured into three discrete market segments: stationary sources, mobile sources and indoor air quality. In the stationary and mobile sources segments, the pollutants of concern are particulate matter ("PM"), volatile organic compounds and hazardous air pollutants (collectively, "VOCs"), oxides of nitrogen ("NO\\x\\"), and sulfur dioxide ("SO2"). The primary global sources of the foregoing emissions are industrial facilities, utilities and engines.

     The Company is a system supplier and has a particular focus on VOCs and NO\\x\\ from industrial facilities. While the current business is 100% from the industrial sector, recent activities involving the destruction of emissions from diesel engines has begun to diversify the company into a larger segment of the air pollution control marketplace. Wahlco is primarily an OEM directed at handling flue gas and treating the emission of PM and NO\\x\\. Wahlco's market is approximately 70% from the utilities and energy sector and 30% from the industrial sector. A combination of the two companies would result in an enterprise with unaudited combined 1998 sales of approximately $50 million with approximately 55% being derived from the utilities and energy sector and approximately 45% from the industrial sector. Geographically, approximately 55% of the revenues will be derived from European operations and approximately 45% will be derived from North American operations.

  Business activities of the two companies are similar except that the Company has not had a dedicated fabrication facility since the Knoxville, Tennessee plant was closed in December 1997. Both the Company and Wahlco have resources and facilities for engineering design and specification, purchasing, installation, commissioning and servicing. The Company employs 57 people and has 80 installations worldwide and Wahlco employs 354 people and has over 1,000 installations around the world. Of the Company's current business, 60% is derived from Europe and 40% is derived from North America while Wahlco's business is divided equally between Europe and North America.


                       Description of the Wahlco Business

  Wahlco designs, manufactures, and sells combined cycle gas turbine products, metallic and fabric bellows, air pollution control equipment, and related products and services to electric utilities, independent power producers, co-generation plants, and industrial manufacturers worldwide. Wahlco also provides mechanical plant installation services and rents associated equipment to users in the U.K. Wahlco operates through several subsidiaries that focus on specific geographical regions or products.

  Wahlco Engineered Products, Inc. (U.S.) designs, manufacturers and sells gas flow diverters, dampers and fabric and metallic expansion joints used by electric utilities and other industrial companies. Wahlco Inc. (U.S.) designs, manufactures, sells, leases and services equipment used by electric utilities and others to reduce and control air pollution. Products and services include flue gas conditioning systems, NO\\x\\ reduction systems and industrial electric heaters and thermocouples.

  Wahlco Engineered Products, Ltd. (U.K.) designs and sells gas flow diverters which control and direct the flow of gases from a gas turbine exhaust to a waste heat recovery boiler in a gas-turbine combined-cycle power-generation plant. Pentney Engineering Ltd. (U.K.) provides mechanical pipework and plant installation, hydraulic equipment manufacture, and general fabrication to utilities and industrial companies. Teddington Bellows Ltd. (U.K.) designs, manufacturers and sells specialized high performance metallic expansion joints for industrial and utility applications. Treste Plant Hire, Ltd. (U.K.) rents mechanical equipment to the United Kingdom construction industry.

                             Products and Services


     Wahlco's products and services are sold in the coal-fired utility after-boiler market, the gas-turbine power-generation market, the market for elimination of VOCs, and other industrial markets.

     Dampers, Diverters, Expansion Joints, Piping Systems, Hydraulic Equipment and Other Services

  Gas flow diverters divert the flow of exhaust gases from gas turbines either to the atmosphere via stacks or to boilers for steam production. The steam produced is principally used for power generation by combined cycle steam turbines. In some cases, the steam is used as process steam in district heating systems, water desalination, or operations such as liquefying oil to assist in its extraction from the ground (co-generation). Gas flow diverters are supplied to the power generation industry, industrial power plant systems, and similar process industries of gas type isolation equipment. Diverters are sold to customers in Europe, Southeast Asia, the Far East and to the United States.

  Dampers control the flow of air and gas by directing, throttling and/or channeling air and gas through a single path. They are used by power generating utilities, petrochemical plants, refineries, chemical plants, cement plants, paper and steel mills, and other industrial companies.

  Expansion joints are produced from various fabrics and metals, in a variety of configurations, and are used with diverters and other ducting systems. These products are provided to a wide range of industries.

  Metallic expansion joints are installed in liquid and gas piping, pressure systems and exhaust systems in the chemical, petrochemical, utility power generation, aviation, nuclear, shipbuilding, heating and other general industries. Expansion joints are used primarily to counteract the negative effect of the expansion and contraction of pipes and ducts caused by extreme temperature changes from a production process such as electric power production and petroleum refining.

  Only a small portion of these businesses are driven by environmental regulations.

  Warranties for the foregoing products generally average from 12 to 24 months from the date of sale and provide for the repair or replacement, without charge, of any parts found to be defective in material or workmanship under normal and proper use (except wear and tear for abrasion or corrosion). The useful life for this group of products ranges from 3 to 20 years under normal and proper use.

  FGC Systems, Heaters and Thermocouples, and Related Products and Services

  Wahlco is the leading provider of flue gas conditioning ("FGC") systems worldwide. The FGC business is principally driven by environmental regulations that require electric utilities to meet certain emissions standards for particulate matter and sulfur oxides.

  To comply with these regulations, many utilities previously burning high sulfur coal have switched to low sulfur coal. While the conversion from high sulfur to low sulfur coal enables utilities to meet existing sulfur oxide emissions standards, the conversion generally results in an increase in particulate emissions. FGC systems increase the collection efficiency of electrostatic precipitators ("ESPs"), which abate particulate (fly ash) emissions. Wahlco's FGC technologies include sulfur trioxide, ammonia and dual conditioning (both sulfur trioxide and ammonia conditioning). FGC systems may be installed on existing or new ESPs.

  The ability of Wahlco's customers to purchase low sulfur coal economically is an important factor in the continuing demand for Wahlco's FGC business. Experts in the field of coal resources expect this trend to continue. Originally, low sulfur coal was thought to be more difficult to obtain and transport when planning for the Clean Air Act began in the early 1990's.

  Wahlco's Staged NO\\x\\ Reduction System ("SNRS") relies on two NO\\x\\ reduction technologies: selective non-catalytic reduction ("SNCR") and selective catalytic reduction ("SCR"). The system uses the customer's existing air heater to further reduce NOx emissions. The air heater SCR process is covered by U.S. and foreign patents owned by Wahlco.

  Thermocouples are heat-sensing devices used in conjunction with a temperature controller or indicator to convert an electrical signal to a temperature readout. Wahlco's electrical heaters include: (1) tubular heaters for plastic injection molding and extrusion, pipe heating and die heating; (2) immersion heaters for heating liquids in the chemical and process industries; (3) duct heaters for heating large quantities of air or gas passing through ducts; (4) tubular elements for specialty heating applications; and (5) silicone rubber heaters for drum and tank heating used for food processing, medical equipment and other applications.

  Warranties for FGC systems generally provide for the repair or replacement, without charge, of any parts found to be defective in material or workmanship under normal and proper use (excepting wear and tear from abrasion or corrosion) within 18 months from the date of shipment or 12 months from the date of initial operation, whichever occurs first. In addition, under certain circumstances, Wahlco guarantees that proper operation of its FGC systems will not exceed certain effluent opacity or emission levels over an initial acceptance period.

  Warranties for heaters and thermocouples generally provide that Wahlco will repair or replace, without charge, any parts found to be defective in material or workmanship under normal and proper use (excepting wear and tear from abrasion or corrosion) within 12 months from the date of sale. Wahlco believes the useful life of each of these products exceeds five years under normal and proper use.


                             Patents and Trademarks
                             ----------------------

  As of December 31, 1998, Wahlco held 24 U.S. patents and corresponding foreign patents and/or applications. Existing patents expire between 1999 and 2015. Although initially enhanced by its patent rights, Wahlco believes its ability to compete effectively in the FGC market depends primarily upon its engineering, scientific and technological expertise and its reputation for successful installations. This includes a database of information relating to coal and ash analysis and precipitator size and operating conditions. In addition, Wahlco has competed successfully in the sale of its sulfur dioxide-based and ammonia conditioning systems, which are not protected by patents, and in the sale of its sulfur-burning FGC systems in foreign countries in which it does not have significant patent protection.


                                   Marketing
                                   ---------

  Wahlco markets its products, technologies and services to electric utilities and industrial customers worldwide. The principal export markets for Wahlco's products are Asia, Europe and Canada.

  Wahlco has a dedicated sales force for each subsidiary. Coordination among these groups has aided the development of relationships and future business prospects for all products.

  Wahlco's FGC sales organization is headquartered in Santa Ana, California. A sales manager oversees approximately 40 independent sales representative organizations in North America that sell to utility customers and industrial customers, primarily in the steel, cement, pulp and related process industries. The international sales function operates through a network of 42 representatives in 57 countries in Africa, Asia, the Pacific Rim, the Caribbean, Europe, the Middle East and Central and South America. In addition to this sales organization, Wahlco markets its products through sales and/or service offices located in California and Illinois.

  Wahlco's FGC marketing efforts are targeted primarily at coal-fired power plants operated by electric utilities. Repeat business for FGC systems is limited because individual customers typically have a small number of electrostatic precipitators and because FGC systems operate for many years without the need for replacement.

  In recent years, Wahlco has increased its international marketing efforts for FGC systems. While U.S. environmental regulations, mandating lower emissions levels for power generating plants, have been in place for several years, many other countries have not yet adopted or enforced strict regulations aimed at reducing emissions from coal fired power plants. Asia, Europe, and Africa, may enact stricter regulations to control power plant emissions. It is impossible to predict with certainty, however, whether such regulations will be enacted or, if enacted, enforced, or the effect of such regulations upon Wahlco's business.

  Marketing and sales for Wahlco Engineered Products, Inc. is based in Lewiston, Maine and focuses on customers in the power, pulp and paper, cement, metals, and petrochemical industries in North, Central and South America through a network of approximately 28 independent sales representative organizations. Wahlco Engineered Products, Inc. also markets dampers and expansion joints to customers in Europe and Asia through a network of 18 independent sales representative organizations in Europe and Asia. In addition, WEP, Inc. sells diverters to U.S. based customers for projects in Europe and Asia.

  Wahlco Engineered Products, Ltd.'s products are marketed internationally by direct and independent sales representatives in 34 countries. Sales, engineering and technical support are performed from the Chesterfield, U.K. facility.

  Teddington Bellows Ltd. uses a combination of its own and several of Wahlco's international sales and marketing representatives.


                                   Customers
                                   ---------

  No customer accounted for more than 10% of Wahlco's revenues in 1998.


                                 Raw Materials
                                 -------------

  The materials used in the production of Wahlco's product lines are generally available through a number of sources, and Wahlco does not anticipate difficulty in obtaining the materials and components used in its operations. Most of the materials used by Wahlco are ordered to a number of standards, including ASME, ASTM and DIN.

  Certain materials and components must withstand extreme operating conditions and because only relatively few component suppliers consistently meet necessary specifications, Wahlco purchases from a limited number of suppliers. Generally, Wahlco has not experienced difficulty in obtaining the necessary materials and components and has several alternative sources of supply.

  Pentney Engineering Ltd., Teddington Bellows Ltd., and Wahlco Engineered Products, Ltd. have achieved ISO 9000 standards. The remaining subsidiaries continue to work toward achieving ISO 9000 accreditation or equivalent standards.


                                  Competition
                                  -----------

  Wahlco, Inc. competes primarily on its engineering, scientific and technological expertise. Since 1990, Wahlco Inc.'s domestic FGC business has experienced increased price competition as domestic utilities attempted to reduce the overall costs of compliance with state and federal regulations. Several smaller domestic manufacturers including Chemithon, Inc. and Wilhelm Environmental Technologies, Inc., have been successful in securing some FGC contracts.

  As a result of price competition, Wahlco Inc. has experienced a decline in market share and in overall FGC margins. Since 1993-1996, Wahlco Inc. confronted competitive pricing pressures by reducing certain engineering and manufacturing costs and by reconfiguring various products to better meet customer demand. Based upon internal market information, Wahlco Inc. believes that it still continues to be the leading provider for FGC systems in the United States and maintains a strong market position internationally.

  Since there are several alternatives to FGC systems, Wahlco Inc. faces substantial competition from companies providing devices that reduce particulate emissions generally without the need for FGC systems. Examples of such devices are scrubbers, certain ESPs, and baghouses. Numerous factors may be considered by an electric utility in determining whether to install FGC systems or an alternative technology to achieve compliance. These include the amount of initial capital expenditures, issues and policies related to fuel sources, related on-going operating and maintenance costs, availability and associated costs of low and/or high sulfur coal, the particular emission standards applicable to the public utility, and the value of any credits or allowances which may be available.

  One of the largest factors affecting the market and its competitive nature has been the electric utilities' strategy to postpone adding FGC and other compliance equipment by blending coals. Electric utilities have mixed high and low sulfur coal or burned low sulfur coal containing enough sulfur content to reduce sulfur emissions without impairing the effectiveness of the particulate control devices.

  Wahlco Inc. faces substantial competition with respect to its thermocouple and electrical heater products and serves a relatively small portion of the total market. In addition to a few large companies that market such products nationally, there are also several regional suppliers that compete with Wahlco. In establishing a market niche, Wahlco targets customers requiring specially engineered and customized products.

  Wahlco Engineered Products, Inc. faces significant competition in the sale of its dampers, diverters, and expansion joints. Although these products are differentiated by design, sophistication, reliability, and customer service, many purchasing decisions are made on the basis of price and delivery.

  Wahlco Engineered Products, Ltd. continues to win a significant share of the international market for gas flow diverters. Pentney Engineering Ltd., Treste Plant Hire, Ltd. and Teddington Bellows Ltd. compete in the U.K. construction market. The recent strength of the U.K. pound has adversely affected the U.K. market. Recent problems in Southeast Asian markets have had a negative effect on sales of Wahlco's products to that region.

  As a group, Wahlco Engineered Products, Inc. and Wahlco Engineered Products, Ltd. command a significant share of the global market for gas flow diverters and dampers. Significant competitors in this market include Rappold, Braden, Effox, and Stober & Morlock. Domestically, Wahlco Engineered Products, Inc. faces competition in the damper market from Effox, American Warming & Ventillating, ACDC, DDI, and others. In the expansion joint market, Wahlco Engineered Products, Inc. competes with Pathways, EJS, Senior Flexonics, Badger, and others.


                                   Employees

  On December 31, 1998, Wahlco employed a total of 354 persons.


Thermatrix Inc. Risk Factors

  Operating Losses and Accumulated Deficit; Uncertainty of Future Profitability. The Company had a net loss of approximately $7.9 million in 1998 and an accumulated deficit of approximately $44.6 million at December 31, 1998. Since the Company restructured its operations in 1992, it has financed its operations primarily through private placements of equity securities totaling approximately $20.3 million and an initial public offering of its common stock with net proceeds totaling approximately $22.1 million. The Company does not expect to be profitable unless and until sales of its systems generate sufficient revenues with an appropriate gross margin to fund its operations. There can be no assurance that the Company will achieve such revenues or margins. See further discussion at Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations.

  Ability to Compete Against Lower Cost Technologies.   To date, FTO systems
have been installed in an increasing number of industries. There can be no assurance that the Company's FTO technology will receive broad market acceptance as an economically and environmentally acceptable means of destroying VOCs. The Company's ability to compete will depend upon the Company's ability to persuade potential customers to adopt its FTO technology in place of certain, more established, competing technologies, including flame-based destruction and carbon adsorption systems. The failure of the Company to persuade a significant number of potential customers to adopt its FTO technology would have a material adverse effect on the growth of the Company's business, results of operations and financial condition.

  Sensitivity to Major Projects. In 1998, three projects for two customers accounted for 62% of the Company's revenues. In 1997, two projects accounted for 38% of the Company's revenues and in 1996, three projects accounted for 38% of the Company's revenues. Although the Company is expanding the number of its customers and installations, the average size and dollar volume of each installation has been increasing. The Company anticipates the size of turnkey projects in 1999 will continue to range from $1 million to $4 million. As a result, the Company's results of operations are likely to continue to be dependent on major projects. Such a reliance on major orders is likely to lead to fluctuations in, and to reduce the predictability of, quarterly results.

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

  Management of Growth.   Although it relies on subcontractors to fabricate
subassemblies and to assemble and install completed systems, the Company uses its own employees to design, test and commission systems. The Company seeks to maintain engineering and design staffing levels adequate for current and near-term demand. During periods of rapid growth, such as that experienced by the Company during 1998, the Company's engineering and design personnel generally operate at full capacity. As a result, future growth, if any, is limited by the Company's ability to recruit and train additional engineering, design and project management personnel and by the ability and performance of the individual employees in managing more and larger projects. Furthermore, any failure to maintain quality or to meet customer installation schedules could damage relationships with important customers, damage the Company's reputation generally and result in contractual liabilities. There can be no assurance that the Company will be able to effectively manage an expansion of its operations or that the Company's systems or controls will be adequate to support the Company's operations if expansion occurs. In such event, any failure to manage growth effectively could have a material adverse effect on the Company's business, results of operations and financial condition.

  Risks Associated with International Operations and Sales.   In 1998, sales to
international customers in Europe and Asia increased to 60%, up from 35% in 1997. The Company plans to increase its revenues, in part, through an expansion of its overseas operations. Expansion internationally encompasses the need to provide an infrastructure for operations, sales and administration. The Company's overseas growth has placed, and could continue to place, a significant strain on its managerial, operational and financial resources. There can be no assurance that the Company will be able to attract, hire and train personnel or to continue to develop the infrastructure needed on a timely basis which may have an adverse impact on the Company's business, results of operations and financial condition.

  Additionally, the Company's business, results of operations and financial condition may be materially adversely affected by fluctuations in currency exchange rates and duty rates, and therefore its ability to maintain or increase prices due to competition. The Company denominates international sales either in United States dollars or local currencies. Sales in Europe have been primarily denominated in pounds sterling. Since some expenses in connection with international contracts are often incurred in United States dollars, there can be a short-term exchange risk created. If the Company has significant international sales in the future denominated in foreign currencies, the Company may purchase hedging instruments to mitigate the exchange risk on these contracts.

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

  Dependence on Key Personnel. The Company's success depends to a significant extent upon its executive officers and key engineering, sales, marketing, financial and technical personnel, both in the United States and overseas. Employees may voluntarily terminate their employment with the Company at any time, and only one of the Company's employees is subject to a term employment contract with the Company which will expire April 30, 1999. The Company has limited personnel resources available to address the different activities in its
business.   The loss of the services of one or more of the Company's key employees could have a material adverse effect on the Company's business, results of operations and financial condition.

  The Company also believes that its future success will depend in large part upon its ability to attract and retain additional highly skilled personnel, particularly design and process engineers. Because of the technical sophistication of the Company's systems and the sophisticated engineering software utilized by the Company, design and process engineers who join the Company generally are required to have advanced technical knowledge and significant training to perform efficiently and productively. The availability of such personnel is limited, and the Company has at times experienced difficulty in locating new employees with the requisite level of expertise and experience. In addition, the Company believes its ability to manage customer orders for the Company's products in Europe will depend in a large part on its success in attracting and retaining skilled engineers or project managers in Europe. There can be no assurance that the Company will be successful in retaining its existing key personnel or in attracting and retaining the personnel it requires in the future.

  The Company maintains key employee life insurance on the life of its Chairman, President and Chief Executive Officer, John T. Schofield, in the amount of $2,000,000. There can be no assurance that such amount will be sufficient to compensate the Company for the unexpected loss of the services of Mr. Schofield.

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

  The materials used in the production of the Company's product lines are generally available through a number of sources, and the Company does not anticipate difficulty in obtaining the materials and components used in its operations.

  Dependence on Customer Information.   The Company is highly dependent upon
information provided by its customers concerning the type, volume and flow rate of VOC emissions to be treated by the Company's systems. If the customer's information is inaccurate or the customer operates the facility outside its design parameters, a malfunction in the Company's FTO system could occur, resulting in damage to the customer's facilities or personal injury. In addition, incorrect information could cause delays in the design, manufacture and installation of the customer's system. The Company might then be held liable for damages resulting from such malfunction or delay beyond its control. Any of these factors could have a material adverse effect on the Company's business, results of operations and financial condition.

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

  Although the Company believes that its FTO technology does not come under the U.S. EPA's current definitions of incineration, there can be no assurance that the U.S. EPA will not classify the Company's FTO technology as an incineration technology in the future. Classification as an incineration technology could significantly increase the length of time and cost of the permitting process for customers because of the requirement for a public hearing, especially where community sentiment is opposed to incineration technology. A lengthier permitting process could reduce the competitive advantages of the Company's technology and materially adversely affect the Company's business, results of operations and financial condition. The Company has applied for certification of its FTO technology under the California Department of Toxic Substances Control. This certification is not available to incineration-based technologies. The Department's decision will be published in mid-April 1999.

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

  Under some environmental laws and various theories of tort and contract law, it is also possible that the Company could be liable for damages to its customers and third parties resulting from the actions of its customers or arising from the failure or malfunction, or the design, construction or operation of, the Company's FTO systems or products, even if the Company were not directly at fault. The Company's general liability insurance is subject to coverage limits and generally excludes coverage for losses or liabilities relating to or arising out of environmental damage or pollution. The Company's business, results of operations and financial condition could be materially adversely affected by an uninsured or partially insured claim.

  Risks Associated With the Diesel Engine Emission Control Development Program. The engineering challenges involved in treating diesel emissions are different in a number of respects from the conditions in which the Company's system has been used in the past, and there can be no assurance that the Company's technology will prove successful in this development area. Moreover, the Company's extensive database of test results that it uses to design systems for industrial installations may not be relevant to diesel engine emission control. Although pilot test results to date have been positive, the Company will need to engage in extensive and costly applications development and engineering in order to commercialize its system for such use, and there can be no assurance as to the success of any such effort.

           Additional Risks Associated With the Acquisition of Wahlco

     Debt. As a result of the acquisition of Wahlco, the Company agreed to become the co-obligor for the outstanding obligations of Wahlco. This debt is payable to Wexford Management LLC ("Wexford") and several lenders affiliated with Wexford. As of March 31, 1999, the debt amounts to slightly more than $5.7 million and bears interest at the rate of 13% per annum, payable monthly. The debt becomes due August 24, 1999 and can, with the payment of an additional fee of $100,000, be extended until November 22, 1999. A comprehensive security interest in all of the Company's existing and future assets (to include the assets of its significant direct and indirect subsidiaries in the US and UK) was granted in connection with this Agreement. Failure to repay the debt or to secure alternative financing would permit Wexford to assert its rights to the underlying assets. There can be no assurance that the Company will be successful in generating sufficient resources to repay the debt when it becomes due, or that it will be successful in finding long-term replacement financing.

     Ability to Integrate the Two Businesses. The Company belives that effective integration of Wahlco's business with the Company's can yield significant synergies. Failure to realize the full potential of integration, or an unanticipated delay in the integration could have a significant adverse impact on the business, the results of operations and financial condition of the Company. There can be no guarantee that the potential will be fully or partially realized or that it will be realized in a timely manner.

     Liquidity. As a result of the net losses incurred by the Company, the acquisition of Wahlco and the significant cash demands required to meet ongoing operational obligations (including certain restructuring events to be incurred related to obtaining synergies from the Wahlco acquisition), the Company continues to experience negative cash flow. The Company anticipates it will continue to experience negative cashflows from operations and will need to issue additional equity or debt to provide funds for operations and to repay debt obligations that will become due and payable in 1999. There can be no guarantee that sufficient funds will be generated to cover the negative cash flow position. Failure to correct the situation will directly impact the ability to secure new orders, the ability to attract and retain quality staff and the ability to meet all existing obligations, all of which will have serious negative consequences for the Company's business, results of operations and financial condition.

     Performance Bonds. Wahlco has experienced operating losses for each of the past six years, and losses have continued in 1998. For 1998, unaudited losses totaled approximately $6.4 million. In 1996 and 1997, the independent public accountants of Wahlco qualified their report on the company's financial statements expressing the substantial doubt as to the company's ability to continue as a going concern. One result of these continued operating losses and the going concern opinion is that customers have required letters of credit or performance bonds prior to placing orders. There can be no guarantee that the Company will be able to secure such credit instruments sufficient to meet customer requirements and this can have a serious impact on winning new orders.

     Potential Puerto Rican Tax Liability. The Company has determined that there may be a tax liability associated with Wahlco's past repatriation of capital from the Commonwealth of Puerto Rico. Wahlco has recorded a reserve of $1.1 million for this potential liability. The Company is attempting to resolve this potential tax liability and believes it will be able to settle this matter without additional commitment above what is currently reserved by Wahlco.


Item 2.  Properties

  The Company sub-leases approximately 4,464 square feet of office space in San Jose, California under a 27-month sublease terminating on October 31, 2000, which the Company uses as its registered, and research and development and Thermatrix Diesel Systems offices. The Company is in the final year of a lease for approximately 15,000 square feet of office space in Knoxville, Tennessee, which it primarily uses for corporate management and administration, design engineering, project management and accounting offices. The Company is currently investigating a renewal lease or leasing other premises.

  In addition, the Company leases approximately 5,000 square feet of office space in Hull, England under a six-year lease expiring January 27, 2003, accommodating all European activities, including sales, operations and engineering. The Company also leases approximately 1,000 square feet of office space in London, England under a five-year lease expiring March 24, 1999, which the Company is currently subletting on a month-to-month basis.

  In the United States, Wahlco owns two properties. The first, located in Lewiston Maine, is a 13.27 acre site with a 50,864 square foot manufacturing plant and offices. The second, located in Thornton, Illinois is a 32,000 square foot site with a 5,233 square foot office and storage building. The second site is currently for sale. In addition to the property it owns, Wahlco leases an approximately 46,000 square foot manufacturing and office facility in Santa Ana, California under a ten-year lease expiring on July 31, 2001.

  In the United Kingdom, Wahlco owns a 4.25 acre facility in Pontardulais, South Wales with a 79,200 square foot manufacturing plant and office complex. In addition to the owned property, Wahlco leases two facilities in the Chesterfield area on 15 year leases that expire in August 2006 but each lease has a break clause in August 2001. The first facility is on a 1.5 acre site with 15,174 square feet of warehouse and office space. Approximately 6,294 square feet are subleased to a tenant. The sublease expires November 17, 2001 . The second facility is a 3.5 acre site with 98,826 square feet of manufacturing and office space.

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

                                    PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

  The common stock of the Company is traded on the NASDAQ National Market under the symbol "TMXI." The following table sets forth, for the periods indicated, the high and low sales prices, in U. S. dollars, of the common stock (as reported by NASDAQ):

                   Period                        High    Low
                   ------                        -----  -----

               First Quarter 1997                9.375  3.375
               Second Quarter 1997               5.750  3.000
               Third Quarter 1997                3.250  1.875
               Fourth Quarter 1997               3.250  1.125

                   Period                         High   Low
                   ------                        -----  -----

               First Quarter 1998                3.062  1.000
               Second Quarter 1998               6.000  2.500
               Third Quarter 1998                5.250  2.313
               Fourth Quarter 1998               4.500  2.375

As of February 28, 1999, there were over 1,000 holders of record of the Company's Common Stock. The Company has never declared or paid dividends on its stock. The Company currently intends to finance the growth and development of its business with retained earnings and does not anticipate paying dividends in the foreseeable future.

Item 6.  Selected Consolidated Financial Data

     The selected consolidated financial data set forth below with respect to the Company's statements of operations for each of the three years in the period ended December 31, 1998 and with respect to the Company's balance sheets as of December 31, 1998 and 1997 are derived from the consolidated financial statements included elsewhere in this report and should be read in conjunction with those financial statements and related notes thereto and "Management's
Discussion and Analysis of Financial Condition and Results of Operations."   The
statement of operations data for the years ended December 31, 1995 and 1994 and the balance sheet data as of December 31, 1996, 1995 and 1994 are derived from audited financial statements not included in this report.



                                                                         Years Ended December 31,
                                                  -----------------------------------------------------------------------
                                                       1998           1997           1996          1995          1994
                                                  --------------  -------------  ------------  ------------  ------------
                                                                 (In thousands, except per share amounts)
Consolidated Statement of Operations Data:
 Revenues....................................           $13,614       $  7,011       $13,605       $ 6,494       $ 3,135
 Cost of revenues............................            13,056          8,351        12,002         6,064         3,099
                                                        -------       --------       -------       -------       -------
 Gross margin................................               558         (1,340)        1,603           430            36
                                                        -------       --------       -------       -------       -------

 Research and development....................             1,658          1,203           748         1,084         1,326
 Selling, general and administrative.........             7,108          7,705         6,168         4,740         4,503
                                                        -------       --------       -------       -------       -------

 Loss from operations........................           $(8,208)      $(10,248)      $(5,313)      $(5,394)      $(5,793)
                                                        =======       ========       =======       =======       =======

 Interest income.............................               413            697           548           231            44
 Interest expense............................               (12)           (23)          (48)           --           (72)
                                                        -------       --------       -------       -------       -------

     Net loss................................           $(7,873)      $ (9,640)      $(4,876)      $(5,194)      $(5,821)
                                                        =======       ========       =======       =======       =======

 Basic net loss per share(1).................            $(1.03)        $(1.28)       $(1.22)      $(65.75)      $(95.43)
                                                        =======       ========       =======       =======       =======

 Basic weighted average common shares........             7,677          7,548         3,994            79            61
                                                        =======       ========       =======       =======       =======

                                                                               December 31,
                                                        ----------------------------------------------------------------
                                                           1998         1997          1996          1995          1994
                                                        -------       -------        -------       -------      --------

Consolidated Balance Sheet Data:
 Cash, cash equivalents and short-term
  investments................................           $ 3,214       $  7,577       $16,199       $   981       $ 6,930
 Total assets................................            10,092         13,987        24,009         4,228         9,223
 Redeemable convertible preferred stock......                --             --            --        11,321        11,321
 Stockholders' equity (deficit)..............             4,246         11,949        21,398        (9,345)       (4,209)

---------------
(1) See Note 2 of Notes to Consolidated Financial Statements - Summary of Significant Accounting Policies Basic Net Loss Per Share.

                                THERMATRIX INC.

                   SUPPLEMENTARY CONSOLIDATED FINANCIAL DATA
                     (In thousands, except per share data)


Quarterly Financial Data (Unaudited)

                                      Year ended December 31, 1998
                                 -------------------------------------
                                  First     Second    Third     Fourth
                                 Quarter   Quarter   Quarter   Quarter
                                 --------  --------  --------  -------

Net Sales......................  $ 2,882   $ 2,796   $ 3,964   $ 3,972
Gross Margin...................      355       176       259      (232)
Net Loss.......................   (1,241)   (1,537)   (1,306)   (3,789)
Basic Net Loss Per Share.......  $ (0.16)  $ (0.20)  $ (0.17)  $ (0.49)




                                     Year ended December 31, 1997
                                 -------------------------------------
                                   First    Second     Third    Fourth
                                 Quarter   Quarter   Quarter   Quarter
                                 -------   -------   -------   -------

Net Sales......................  $ 1,084   $ 2,250   $ 2,304   $ 1,373
Gross Margin...................     (322)     (233)       (7)     (778)
Net Loss.......................   (1,952)   (2,291)   (2,050)   (3,347)
Basic Net Loss Per Share.......  $ (0.26)  $ (0.30)  $ (0.27)  $ (0.44)


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

  In 1998, the Company continued to experience an increase in demand for its products overseas, primarily due to the continued globalization of the chemical and pharmaceutical industries, increased adoption of ISO 14000 standards, and capital expenditures by overseas companies. As a result of the collapse of the markets in Asia, the Company's primary focus on overseas markets was in Europe, primarily the United Kingdom.

  In addition to its primary focus on the industrial VOC emission control market, the Company is currently working with strategic partners to evaluate the feasibility of applying the Company's technology to other markets. The strategic partners generally share some, but not all, of the evaluation costs. Expenses incurred by the Company, primarily labor and equipment operation costs, are generally recorded as research and development expenses. To the extent the strategic partner reimburses such research and development expenses, these amounts are reflected as a reduction of research and development expenses. If evaluation costs are reimbursed under the terms of a purchase contract, these
amounts are reflected as cost of revenues.   In addition, the Company, may
provide an evaluation system as part of a joint development program. The capital cost of the evaluation system is amortized over the estimated useful life of the evaluation system. In 1998, expenses incurred by the Company for these development programs were not significant. There can be no assurance as to the outcome of such evaluation programs or, if initiated, the outcome of any such applications development and engineering effort.

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


Results of Operations

  Fiscal years Ended December 31, 1998 and 1997

  Revenues.  Revenues increased 94% to $13.6 million in 1998 from $7.0 million
  --------
in 1997. The increase in revenues reflects the Company's successful transformation to a supplier of turn key systems for VOC control on a worldwide basis, the receipt of a two large orders from a customer in Ireland, and the decision to focus sales and marketing attention on capital investment activity in Europe, especially Ireland. In 1998, two customers accounted for 51% and 11% of revenues, respectively. Sales to international customers increased to 60% of revenues in 1998, up from 35% in 1997.

  Gross Margin.  The Company had a gross margin contribution of $558,000 in 1998
  ------------
versus a gross margin loss of $1.3 million in 1997. The increase in gross margin was primarily attributable to higher revenues, which were sufficient to absorb the fixed and semi-fixed costs of engineering and operations in the U.S. and Europe, and to a lesser extent, reduction in costs from repeat sales of systems for established applications.

  The Company anticipates that gross margins will continue to be adversely affected by numerous factors including growth of the operations infrastructure, international expansion, initial systems addressing new industries or new applications, larger, more complex systems and the extent and timing of change
orders.   As the Company grows, the Company will need to hire additional design engineers, instrumentation and control engineers and project management personnel. Significant training and familiarization with the Company's FTO technology will result in these new individuals not being fully engaged in revenue producing activities which reduces gross margin percentages. As the Company grows internationally, operations infrastructure needs to be added to support the sales activities. New industry and/or fume characteristics require the Company to expend significantly greater engineering resources in process and system design. Also such new applications are usually sold at lower initial gross margins as the customer and the Company make investments in the development effort. As systems become larger and more complex with hybrid technologies and purchased components, overall gross margin percentages are affected by the Company's ability to mark up the purchased components in the final system. Project change orders can be nominal or can be significant. The Company does not recognize change orders as revenue until the customer accepts the implemented change order or acceptance is probable. Depending upon the magnitude of the change order, gross margins can also be affected.

  Research and Development.  Research and development expenses include
  ------------------------
applications engineering expenses not chargeable to specific customer projects, personnel costs related to patent activities, and the expenses incurred in connection with the Company's development programs to evaluate the feasibility of applying the Company's technology to markets other than industrial VOC emissions control. Research and development expenses during 1998 and 1997 were $1.7 million and $1.2 million, respectively. The increase in research and development expenses in 1998 is primarily attributable to expenditures for the development and testing of a prototype system utilizing the Company's patented FTO technology for the treatment of diesel engine emissions from mobile sources, the development of a prototype of a new FTO configuration, and PADRE (R) product development.

  Selling, General and Administrative.  Selling, general and administrative
  -----------------------------------
expenses decreased 8% to $7.1 million in 1998 as compared with $7.7 million in 1997. The decrease in 1998 over 1997 is primarily attributable to reduced staffing and related costs, lower sales commissions and marketing expenses, and a decrease in travel expenses. The decrease was partially offset, however, by higher consulting and legal fees.

  The total selling, general and administrative expenses also reflect $1.6 million recorded to write off accounts receivable amounts incurred in connection with certain project change orders and contracts, the majority of which relate to prior years, that had not been settled as of December 31, 1998, including amounts due from White Horse pursuant to the Exclusive Sales and Marketing Agreement. The Company is in various stages of negotiations and litigation with the parties to the respective contracts and will continue to pursue collection of such balances, including further legal action when necessary. Historically, the Company has been successful in recovering substantial portions of the charges incurred with respect to change orders. However, given the passage of time from the incurrence of the related costs, the Company felt it was prudent to write off the amounts at this time. The Company also included an amount in the write-off related to a reasonable estimate of the legal costs to be incurred to collect the amounts in dispute.

  Interest Income.  Interest income decreased to $413,000 in 1998 from $697,000
  ---------------
in 1997. The decrease primarily resulted from a decrease in the amount available for investment as investments were liquidated and used throughout 1998 for working capital purposes.

  Income Taxes.  As a result of recurring losses, the only income taxes provided
  ------------
for relate to certain state taxes not fully offset by net operating losses.

  Fiscal years Ended December 31, 1997 and 1996

  Revenues.  Revenues decreased 49% to $7.0 million in 1997 from $13.6 million
  --------
in 1996. The decrease in revenues reflects the decline in the United States VOC market, as well as the cancellation of three orders in three different countries due to changing customer circumstances after engineering work had been completed. In 1997, two customers accounted for 28% and 10% of revenues, respectively. Sales to international customers increased to 35% of revenues in 1997, up from 14% in 1996.

  Gross Margin.  The Company had a gross margin loss of $1.3 million in 1997
  ------------
versus a gross margin contribution of $1.6 million, or 11.8%, in 1996. The decrease in gross margin was primarily attributable to lower revenues, which were insufficient to absorb the ongoing fixed costs of engineering and operations in the United States and Europe. As of December 31, 1997, the Company also recorded a charge to cost of revenues of $500,000 to establish a reserve against the costs accumulated in connection with certain change orders and contracts. In addition, gross margin was also impacted by increased overhead costs incurred as the Company put infrastructure in place to increase its presence in Europe and to manage the anticipated increase in customer orders for
the Company's products.   Also, gross margin was impacted by first-time
shipments to foreign countries, as the Company had to comply with the different construction and regulatory codes of those countries, the full design cost of which was charged to the first project in a given country.

  The Company anticipates that gross margins will continue to be adversely affected by numerous factors including growth of the operations infrastructure, international expansion, initial systems addressing new industries or new applications, larger, more complex systems and the extent and timing of change
orders.   As the Company grows, the Company will need to hire additional design engineers, instrumentation and control engineers and project management personnel. Significant training and familiarization with the Company's FTO technology will result in these new individuals not being fully engaged in revenue producing activities which reduces gross margin percentages. As the Company grows internationally, operations infrastructure needs to be added to support the sales activities. New industry and/or fume characteristics require the Company to expend significantly greater engineering resources in process and system design. Also such new applications are usually sold at lower initial gross margins as the customer and the Company make investments in the development effort. As systems get larger and more complex with hybrid technologies and purchased components, overall gross margin percentages are affected by the Company's ability to mark up the purchased components in the final system. Project change orders can be nominal or can be significant. The Company does not recognize change orders as revenue until the customer accepts the implemented change order or acceptance is probable. Depending upon the magnitude of the change order, gross margins can also be affected.

  Research and Development.  Research and development expenses include
  ------------------------
applications engineering expenses not chargeable to specific customer projects, personnel costs related to patent activities, and the expenses incurred in connection with the Company's development programs to evaluate the feasibility of applying the Company's technology to markets other than industrial VOC emissions control. Research and development expenses during 1997 and 1996 were $1.2 million and $748,000, respectively. The increase in research and development expenses in 1997 is attributable to a significant increase in product development activities in 1997. A modified recuperative oxidizer was designed and installed to improve the operability and increase the range of the FTO. A portion of the increase in research and development expenses is attributable to the design of a continuous PADRE(R) system. Also, the first test unit for the treatment of emissions from dry cleaning operations was completed and shipped. In addition, a new FTO design with an almost spherical flameless reaction front within the reactor's ceramic matrix was constructed and tested.

  Selling, General and Administrative.  Selling, general and administrative
  -----------------------------------
expenses increased 24.9% to $7.7 million in 1997 as compared with $6.2 million in 1996. The increase in 1997 over 1996 is primarily attributable to the 1997 fourth quarter charge of $891,000 recorded for certain nonrecurring items including $472,000 for the costs relating to (i) the move of the Company's administrative center from San Jose, California to Knoxville, Tennessee, (ii) the closure of the Knoxville fabrication and assembly facility, and (iii) the relocation of the Company's European operations from London to an expanded facility near Hull, England. The charge also includes severance and other related closure and relocation costs associated with these activities. Another component of the nonrecurring charges relates to the non-cash provision of approximately $390,000 recorded to write off the Company's minority interest position in the Formatrix, LLC joint venture with ThermoChem, Inc.

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

  Interest Income.  Interest income increased to $697,000 in 1997, from $548,000
  ---------------
in 1996. The increase primarily resulted from the investment of the net proceeds from the Company's initial public offering completed in June 1996.

  Income Taxes.  As a result of recurring losses, the only income taxes provided
  ------------
for relate to certain state taxes not fully offset by net operating losses.


Liquidity and Capital Resources

  In February 1996, the Company sold 284,594 shares of its Series D Preferrred Stock at $7.50 per share to existing investors for net cash of $2.1 million. In June 1996, the Company completed its initial public offering raising net proceeds of $22.1 million. In 1998, 1997 and 1996, the Company used the proceeds of these prior equity issuances to finance its cash used in operating activities of $4.1 million, $7.7 million and $7.9 million, respectively.

  At December 31, 1998, the Company had an accumulated deficit of $44.6 million, cash and short-term investments aggregating $3.2 million, and working capital of $2.3 million. In addition, the Company incurred a net loss during 1998 of $7.9 million. On January 13, 1999, the Company paid approximately $1.9 million to acquire all of the common shares and warrants of Wahlco. In addition to the cash payments, the Company agreed at the time to guarantee certain Wahlco debts owed to, or guaranteed by, Wexford and several lenders affiliated with Wexford and granted a security interest in all existing and future assets to Wexford and the lenders. In addition, under certain conditions, the Company may be required to make an additional payment of up to $2 million to Wahlco's former shareholders. On an unaudited combined basis, after this transaction, the Company has cash and cash equivalents of approximately $1.5 million and current liabilities of approximately $24.0 million, excluding severance and other costs that may be accrued relating to the transaction.

  On February 25, 1999 the Company entered into the Second Amended and
Restated Credit Agreement among Wahlco and the Company, as Borrowers, and certain Wexford affiliates as Lenders and Wexford as Agent for the Lenders (the "1999 Credit Agreement"). As of March 31, 1999, the debt amounts to slightly more than $5.7 million and bears interest at the rate of 13% per annum, payable monthly in advance. The debt matures on August 24, 1999, and may, with the payment of an additional fee of $100,000, be extended until November 22, 1999. As a further condition to the Lenders' execution and delivery of the 1999 Credit Agreement, the Company agreed to confirm its grant to the Lenders of a security interest in all existing and future assets and to cause all its significant subsidiaries to enter into guarantees and grant to the Lenders additional security interests and mortgages in all existing and future assets of the Borrowers and significant subsidiaries.

  The Company expects to spend approximately $1 million in 1999 to fund additional research and development activities relating to the treatment of emissions from diesel engines. However, under the ATP grant award the Company expects to receive funding to cover a substantial portion of the expense that will be incurred and its actual research and development expenses could total less than the $1 million forcasted. For the first year of this grant award, the Company is obligated to contribute direct costs of approximately $85,000 to this program. The Company is not contractually obligated to provide any additional fixed level of funding for the diesel program and had no other capital commitments at December 31, 1998.

  In February 1997, the Company entered into an Amended and Restated Loan and Security Agreement (the "1997 Agreement") which provided for a $4,000,000 accounts receivable line of credit and a $2,500,000 acquisition facility. In January 1998, the Company entered into an Amended and Restated Loan and Security Agreement (the "1998 Agreement") which replaced the 1997 Agreement and which provided for a $4,000,000 accounts receivable line of credit with a $2,000,000 letter of credit sub-limit. The 1998 Agreement was renegotiated in March 1998 when certain financial covenants were amended. No cash advances were ever made under either the 1997 Agreement or the 1998 Agreement. The 1998 Agreement was terminated on January 20, 1999 and the stand-by letter of credit in the amount of $280,000 that had been issued under the sub-facility was collateralized with cash at that time.

  It has always been the Company's intention to obtain additional financing to carry out the acquisition of Wahlco. The Company intends to finance its ongoing operations, including the restructuring and integration of Wahlco, primarily by raising equity and debt in the second quarter of fiscal 1999. The Company has engaged an investment advisory firm as its exclusive agent to assist with the structure and placement of a $6 million to $8 million equity offering and a $10 million to $15 million senior term and revolving credit facility. In concert with this engagement, the investment advisory firm has committed to invest a minimum of $2 million in the equity offering contingent upon appropriate due diligence and legal review. As consideration to the Company, the investment advisory firm will provide its initial investment in the form of convertible debt prior to the equity offering in order to immediately improve the Company's working capital position. If necessary, the investment advisory firm will also provide and/or arrange additional debt or mezzanine financing. The Company's financing is dependent upon the ability to attract additional equity investors and to provide sufficient security for credit facilities. There can be no assurances as to the timing or ultimate outcome of this financing.

  Management is currently evaluating the Company's alternatives to fund its fiscal 1999 cash requirements. Such alternatives include, among other things, consideration of (i) increased revenues and positive gross margin (ii) the timely collection of accounts receivable and, (iii) divesting a portion or portions of the Company's business. These strategies are dependent upon the Company's ability to meet its forecasts, to develop increased sales and generate positive gross margins, to achieve the timely collection of amounts due to the Company and to identify parties willing and able to purchase a portion or portions of the Company's business. There can be no assurances as to the timimg or ultimate outcome of any of these alternatives.

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

  The Company's business may be disrupted in other ways by Year 2000 problems of third parties, which may affect, for example, the Company's ability to obtain needed materials or deliver its products. The Company is in the process of determining whether its key vendors are Year 2000 compliant and has requested that such vendors complete and return surveys with respect to their Year 2000 issues.

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


Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Information regarding quantitative and qualitative disclosures about market risks is included in Item 1 - Description of Business, Item 7 - Management's Discussion and Analysis of financial Condition and Results of Operations, and in
Note 2 to the Consolidated Financial Statements.


Item 8.  Consolidated Financial Statements and Supplementary Data

                             See pages 32 through 51


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

  None
                                    PART III

Item 10. Directors and Executive Officers of the Registrant

  As of December 31, 1998, the executive officers of the Company, who are elected by and serve at the discretion of the Board of Directors, are as follows:

     Name              Age                        Position
     ----              ---  ----------------------------------------------------
John T. Schofield...   61   Chairman, President and Chief Executive Officer
Daniel S. Tedone....   50   Executive Vice President and Chief Financial Officer
Edward E. Greene....   50   Vice President, Administration and Secretary
Richard J. Goodier..   52   Director, European Engineering and Operations

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

  Daniel S. Tedone.   Mr. Tedone joined the Company in April 1998 as Executive
Vice President and assumed responsibility for the operation of the Company's core VOC business. In June 1998 Mr. Tedone assumed the additional responsibilities of Chief Financial Officer. Prior to joining the Company, Mr. Tedone was CEO of Pollution Control Technologies Inc., which was acquired by TRC Companies, Inc. in 1995 and where he served as President and CEO of TRC Process Engineering, Inc. Previously, Mr. Tedone served as President of Vericon Corporation and held positions at Connecticut Resources Recovery Authority and Hartford National Bank & Trust Company. Mr. Tedone holds a Bachelor of Arts degree and an M.B.A. in Finance from the University of Connecticut.

  Edward E. Greene. Mr. Greene has been Vice President, Administration of Thermatrix Inc. since December 1998. He was appointed Secretary of the Company in July 1998 and has been Director of Administrative Services since June 1996. Between 1970 and 1996 Mr. Greene was a career Regular Army Officer. Mr. Greene holds a Bachelor of Science degree in Economics from Gannon College and a Master of Arts in Economics from the University of Oklahoma.

  Richard J. Goodier. Mr. Goodier joined the Company as Director, European Engineering and Operations, in February 1997 and manages the European engineering and operations. Prior to joining Thermatrix, he held a variety of senior management positions in Hickson International PLC, A.H. Marks & Co. Ltd., AE&CI (South Africa), Amoco Europe and Shell Chemicals. Mr. Goodier holds a B.Sc. Honours in Mechanical Engineering and is a Chartered Engineer with the Institution of Mechanical Engineers in London.

  Information concerning the Company's Directors and compliance with Section 16 of the Securities Exchange Act is incorporated herein by reference to the Company's definitive proxy statement for its Annual Meeting of Stockholders to be held on June 10, 1999, which is intended to be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 1998.


Items 11, 12 and 13

  The information called for by Part III (Items 11, 12 and 13) is incorporated herein by reference to the Company's definitive proxy statement for its Annual Meeting of Stockholders to be held on June 10, 1999, which is intended to be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 1998.

Report of Independent Public Accountants


To Thermatrix Inc.:

  We have audited the accompanying consolidated balance sheets of Thermatrix Inc. (a Delaware corporation) and subsidiary as of December 31, 1998, and 1997, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1998. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Thermatrix Inc. and subsidiary as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred significant operating losses and has negative working capital as a result of the acquisition of Wahlco Environmental Systems, Inc. ("Wahlco") in January 1999. These conditions raise substantial doubt about the Company's ability to continue as a going concern. As discussed in Note 1, as part of its plan for financing the Wahlco acquisition, the Company has engaged an investment advisory firm to raise equity and debt financing during the second quarter of fiscal 1999. There can be no assurances as to the timing or ultimate outcome of this financing. Refer to Note 1 for further discussion of the Company's 1999 financing plan. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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



                                         ARTHUR ANDERSEN LLP


San Jose, California
March 30, 1999

                                THERMATRIX INC.

                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)


                                                                      December 31,
                                                                ------------------------
                                                                    1998        1997
                                                                ----------   -----------

ASSETS
  CURRENT ASSETS:
   Cash and cash equivalents..................................     $   1,544   $  3,990
   Short-term investments.....................................         1,670      3,587
   Accounts receivable, net...................................         4,668      3,520
   Costs of uncompleted contracts in excess of billings, net..            --        547
   Prepaid expenses and other current assets..................           232        250
                                                                   ---------   --------
       Total current assets...................................         8,114     11,894
                                                                   ---------   --------
  PROPERTY AND EQUIPMENT:
   Machinery and equipment....................................           814        857
   Furniture and fixtures.....................................           439        322
   Demonstration equipment....................................           496        506
                                                                   ---------   --------
                                                                       1,749      1,685
   Less--Accumulated depreciation.............................       ( 1,177)      (749)
                                                                   ---------   --------
       Net property and equipment.............................           572        936
                                                                   ---------   --------
  PATENTS AND OTHER ASSETS, net...............................         1,406      1,157
                                                                   ---------   --------
                                                                   $  10,092   $ 13,987
                                                                   =========   ========
LIABILITIES AND STOCKHOLDERS' EQUITY
  CURRENT LIABILITIES:
   Accounts payable...........................................     $   4,881   $  1,055
   Billings on uncompleted contracts in excess of costs and
     revenue recognized.......................................           409        181
   Accrued liabilities........................................           556        802
                                                                   ---------   --------
       Total current liabilities..............................         5,846      2,038
                                                                   ---------   --------
  COMMITMENTS AND CONTINGENCIES (Note 4)

  STOCKHOLDERS' EQUITY:
     Convertible preferred stock: $0.001 par value
       Authorized--5,000,000 shares
       Outstanding--None......................................            --         --
     Common stock: $0.001 par value
       Authorized--50,000,000 shares
       Outstanding--7,711,401 and 7,627,674 shares,
          respectively........................................             8          8
     Additional paid-in capital...............................        48,795     48,644
     Accumulated other comprehensive income...................            19         --
     Accumulated deficit......................................      ( 44,576)   (36,703)
                                                                   ---------   --------
       Total stockholders' equity.............................         4,246     11,949
                                                                   ---------   --------
                                                                   $  10,092   $ 13,987
                                                                   =========   ========

   The accompanying notes are an integral part of these consolidated balance sheets.

                                THERMATRIX INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)



                                                          For the Years Ended
                                                             December 31,
                                                    -------------------------------
                                                      1998       1997       1996
                                                    ---------  ---------  ---------

REVENUES..........................................   $13,614   $  7,011    $13,605
COST OF REVENUES..................................    13,056      8,351     12,002
                                                     -------   --------    -------
   Gross margin...................................       558     (1,340)     1,603
                                                     -------   --------    -------
OPERATING EXPENSES:
   Research and development.......................     1,658      1,203        748
   Selling, general and administrative............     7,108      7,705      6,168
                                                     -------   --------    -------
      Total operating expenses....................     8,766      8,908      6,916
                                                     -------   --------    -------
      Loss from operations........................    (8,208)   (10,248)    (5,313)
INTEREST INCOME (EXPENSE):
   Interest income................................       413        697        548
   Interest expense...............................       (12)       (23)       (48)
                                                     -------   --------    -------
      Total interest income (expense).............       401        674        500
                                                     -------   --------    -------
      Net loss before provision for income taxes..    (7,807)    (9,574)    (4,813)
PROVISION FOR INCOME TAXES........................        66         66         63
                                                     -------   --------    -------
      Net loss....................................   $(7,873)  $ (9,640)   $(4,876)
                                                     =======   ========    =======
BASIC NET LOSS PER SHARE..........................    $(1.03)    $(1.28)    $(1.22)
                                                     =======   ========    =======
BASIC WEIGHTED AVERAGE
 COMMON SHARES....................................     7,677      7,548      3,994
                                                     =======   ========    =======




  The accompanying notes are an integral part of these consolidated financial statements.

                                THERMATRIX INC.

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                (In thousands, except share and per share data)


                                Convertible                          Additional                 Foreign       Total       Compre-
                              Preferred Stock       Common Stock     Additional                 Currency   Stockholders'  hensive
                           ---------------------  ------------------   Paid-In    Accumulated  Translation    Equity       Income
                             Shares      Amount     Shares    Amount   Capital      Deficit     Agreement    (Deficit)     (Loss)
                           -----------  --------  ---------  ------  ----------  ----------- -----------  ------------ -------------

BALANCE, DECEMBER 31,
 1995......................  2,554,631   $ 9,304     129,358  $   --   $ 3,538     $(22,187)  $     --    $(9,345)     $  (22,187)
 Common stock issued in
  initial public offering
  at $12.50 per share, net
   of issuance costs
  of $2,940................         --        --   2,000,000       2    22,058           --         --     22,060              --
 Exercise of stock options
  at $0.30 to $3.00
  per share................         --        --      44,430      --        33           --         --         33              --
 Exercise of warrants at
  $3.00 to $5.25
  per share................         --        --      21,415      --        72           --         --         72              --
 Common stock issued for
  cash at $12.00
  per share................         --        --       4,167      --        50           --         --         50              --
 Conversion of redeemable
  convertible
  preferred stock..........         --        --   2,712,682       3    13,401           --         --     13,404              --
 Conversion of convertible
  preferred stock.......... (2,554,631)   (9,304)  2,554,631       2     9,302           --         --         --              --
  Net loss.................         --        --          --      --        --       (4,876)               (4,876)         (4,876)
                            ----------   -------   ---------  ------   -------   ----------   --------    -------      ----------

BALANCE, DECEMBER 31, 1996.         --        --   7,466,683       7    48,454      (27,063)        --     21,398         (27,063)
 Exercise of stock options
  at $0.30 to $3.00
  per share................         --        --     109,613       1        72           --         --         73              --
 Common stock issued for
  cash at $2.76
  per share................         --        --      19,695      --        54           --         --         54              --
 Common stock issued for
  cash at $2.02
  per share................         --        --      31,683      --        64           --         --         64              --
 Net loss..................         --        --          --      --        --       (9,640)        --     (9,640)         (9,640)
                            ----------   -------   ---------  ------   -------  -----------   --------    -------      ----------

BALANCE, DECEMBER 31, 1997.         --        --   7,627,674  $    8   $48,644  $   (36,703)        --    $11,949      $  (36,703)
 Exercise of stock options
  at $0.75 to $4.125
  per share................         --        --      35,995      --        41           --         --         41              --
 Common stock issued for
  cash at $2.18
  per share................         --        --      32,203      --        70           --         --         70              --
 Common stock issued for
  cash at $2.55
  per share................         --        --      15,529      --        40           --         --         40              --
 Equity adjustment from
  foreign
  currency translation.....         --        --          --      --        --           --         19                         19
 Net loss..................         --        --          --      --        --       (7,873)        --    (7,873)          (7,873)
                            ----------   -------   ---------  ------   -------  -----------   --------   -------       ----------

BALANCE, DECEMBER 31, 1998.         --         $   7,711,401  $    8   $48,795  $   (44,576)  $     19   $ 4,246       $  (44,557)
                           ==========   =======    =========  ======   =======  ===========   ========   =======       ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                                THERMATRIX INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                For the Years Ended
                                                                    December 31,
                                                           -----------------------------
                                                              1998       1997     1996
                                                           -----------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss................................................ $ (7,873)  $ (9,640)   $(4,876)
 Adjustments to reconcile net loss to net cash used in
  operating activities--
  Depreciation and amortization..........................      505        453        281
  Provision for doubtful accounts........................    1,813        220        190
  Provision for uncollectible costs of uncompleted
   contracts in
   excess of billings....................................                 500         --
  Write-off of investment in joint venture...............       --        390         --
  Changes in assets and liabilities--
   (Increase) decrease in accounts receivable............   (2,961)     1,160     (2,949)
   (Increase) decrease in costs of uncompleted contracts
    in excess of billings                                      547       (238)      (724)
   (Increase) decrease in prepaid expenses and other
    current assets.......................................       18         84       (153)
   Increase (decrease) in accounts payable...............    3,826       (724)       292
   Increase (decrease) in billings on uncompleted
    contracts in excess of costs and revenue recognized        228        173       (332)
   Increase (decrease) in accrued liabilities..........       (246)       (90)       399
                                                         ----------   --------   --------
   Net cash used in operating activities.................   (4,143)    (7,712)    (7,872)
                                                         ----------   --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property and equipment.....................      (64)      (465)      (408)
 Purchase of short-term investments......................   (2,702)   (27,887)   (11,844)
 Proceeds from sale of short-term investments............    4,619     35,718        426
 Increase in patents and other assets....................     (326)      (636)      (800)
                                                         ---------   --------   --------
   Net cash (used in) provided by investing activities...    1,527      6,730    (12,626)
                                                         ---------   --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Borrowings under line of credit.........................       --         --      1,000
 Repayment of line of credit borrowing...................       --         --     (1,000)
 Net proceeds from sale of Series D redeemable preferred
  stock..................................................       --         --      2,083
 Net proceeds from sale/issuance of common stock.........      151        191     22,215
                                                         ---------   --------   --------
   Net cash provided by financing activities.............      151        191     24,298
                                                         ---------   --------   --------
CUMULATIVE EFFECT OF FOREIGN EXCHANGE RATES
   ON CASH...............................................       19         --         --
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.........   (2,446)      (791)     3,800
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.........    3,990      4,781        981
                                                         ---------   --------   --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD...............$   1,544   $  3,990   $  4,781
                                                         =========   ========   ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid for interest..................................$      10   $     23   $     48
                                                         =========   ========   ========
 Cash paid for income taxes..............................$      51   $    104   $     13
                                                         =========   ========   ========
 Conversion of redeemable preferred stock................$      --   $     --   $ 13,404
                                                         =========   ========   ========
 Conversion of convertible preferred stock...............$      --   $     --   $  9,304
                                                         =========   ========   ========




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

  The Company is subject to certain risks that include, but are not limited to, the history of operating losses and uncertainty of future profitability; sensitivity to major projects; fixed price contracts; and dependence on a limited set of customers and key employees. At December 31, 1998, the Company had an accumulated deficit of approximately $44.6 million and expects to incur additional losses in the future. The Company does not expect to be profitable unless and until such time as sales of flameless thermal oxidation systems at appropriate gross margins generate sufficient revenue to fund its operations. There can be no assurance that the Company will achieve such revenues. The Company's operating results are sensitive to major projects such that results of operations and financial condition could be adversely affected if the Company failed to obtain major projects, if a major project order was delayed, if the Company was unable to complete the project within its cost estimate or if such installations encountered operating or warranty problems.

  At December 31, 1998, the Company had an accumulated deficit of $44.6 million, cash and short-term investments aggregating $3.2 million, and working capital of $2.3 million. In addition, the Company incurred a net loss during 1998 of $7.9 million. As discussed in Note 10, on January 13, 1999, the Company paid approximately $1.9 million to acquire all of the outstanding common shares of Wahlco Environmental Systems, Inc ("Wahlco"). In addition to the cash payments, the Company agreed at the time to guarantee certain Wahlco debts owed to, or guaranteed by, Wexford management LLC ("Wexford") and several lenders affiliated with Wexford and granted a security interest in all existing and future assets to Wexford and the lenders. On an unaudited combined basis, after this transaction, the Company has cash and cash equivalents of approximately $1.5 million and current liabilities of approximately $24.0 million, excluding severance and other costs that may be accrued relating to the transaction.

  It has always been the Company's intention to obtain additional financing to carry out the acquisition of Wahlco. The Company intends to finance its ongoing operations, including the restructuring and integration of Wahlco, primarily by raising equity and debt in the second quarter of fiscal 1999. The Company has engaged an investment advisory firm as its exclusive agent to assist with the structure and placement of a $6 million to $8 million equity offering and a $10 million to $15 million senior term and revolving credit facility. In concert with this engagement, the investment advisory firm has committed to invest a minimum of $2 million in the equity offering, contingent upon appropriate due diligence and legal review. As consideration to the Company, the investment advisory firm will provide its initial investment in the form of convertible debt prior to the equity offering in order to immediately improve the Company's working capital position. If necessary, the investment advisory firm will also provide and/or arrange additional debt or mezzanine financing. The Company's financing is dependent upon the ability to attract additional equity investors and to provide sufficient security for credit facilities. There can be no assurances as to the timing or ultimate outcome of this financing.

  Management is also currently evaluating other Company alternatives to fund its fiscal 1999 cash requirements. Such alternatives include, among other things,
(i) increased revenues and improved gross margins, (ii) the timely collection of accounts receivable and (iii) divesting a portion or portions of the Company's business. These strategies are dependent upon the Company's ability, to meet its forecasts, to develop increased sales and generate positive gross margins, to achieve the timely collection of amounts due to the Company and to identify parties willing and able to purchase a portion or portions of the Company's business. There can be no assurances as to the timing or ultimate outcome of any of these alternatives.

                                THERMATRIX INC.

  The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company's ability to continue as a going concern is dependent upon completing the contemplated equity and debt transactions in the second quarter of 1999. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.


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

  Principles of Consolidation and Foreign Currency Translation

  The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. The functional currency of the subsidiary is the British Pound Sterling. Accordingly, all translation gains and losses resulting from transactions denominated in currencies other than the U.S. dollar are included in shareholders' equity. To date, the translation gains and losses have not been material. All intercompany accounts and transactions have been eliminated.

  Cash and Cash Equivalents and Short-term Investments

  For purposes of the statements of cash flows, the Company considers all short-term investments purchased with a maturity of three months or less to be cash equivalents.

  Under Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities" the Company classifies its short-term investments as "held to maturity." Therefore all of these investments are carried at amortized cost. Unrealized holding gains or losses as of December 31, 1998 and December 31, 1997 were not material. As of December 31, 1998, short-term investments mature at various dates through April 1999.

                                THERMATRIX INC.

  The amortized cost, aggregate fair value and gross unrealized holding gains (losses) by major security type at December 31 were as follows (in thousands):

                                              1998
                             -------------------------------------
                             Amortized  Aggregate     Unrealized
                               Cost     Fair Value  Gains (Losses)
                             ---------  ----------  --------------

Certificates of deposit         $1,670      $1,670      $  --
Money market instruments            58          58         --
                                ------      ------      -----

                                $1,728      $1,728      $  --
                                ======      ======      =====

                                              1997
                             -------------------------------------
                             Amortized   Aggregate     Unrealized
                               Cost      Fair Value  Gains (Losses)
                             ---------   ----------  -------------

Certificates of deposit         $1,000      $1,000      $  --
Corporate debt securities        5,108       5,106         (2)
Money market instruments         1,154       1,154         --
                                ------      ------      -----

                                $7,262      $7,260      $  (2)
                                ======      ======      =====

  Revenue Recognition

  The Company principally uses the percentage-of-completion method of accounting for contract revenues. The percentage-of-completion method is based on total costs incurred to date compared with estimated total costs upon completion of contracts. The completed contract method of accounting is used for certain contracts when the Company does not have sufficient historical data to enable it to prepare dependable cost estimates. Estimated losses on contracts are charged in full to cost of revenues as soon as such losses become known. Due to uncertainties inherent in the estimation process, estimated total costs are subject to revision on an ongoing basis as additional information becomes available. The Company recognizes revenue and costs attributable to priced and unpriced change orders when it is probable that the contract price will be adjusted and the amount of the change order can be reliably estimated. When acceptance of the contract change order is not probable or the amount of the change order cannot be reliably estimated, the Company treats the change order costs as work in progress inventory and defers revenue recognition until the change order is accepted or acceptance is probable. The Company generally warrants only new systems manufactured by the Company for defective workmanship and/or materials for a period of 12 months from initial operation of the system or 18 months after shipment or notification that the system is ready for shipment, whichever occurs first. A provision for estimated warranty costs is provided for each unit produced by the Company.

  Warranty costs of approximately $324,000 were charged to cost of revenues for the year ended December 31, 1998. The Company charged $212,000 against the reserve for warranty costs and $6,000 directly to warranty costs during fiscal 1998. Accrued warranty obligation amounted to $171,000 and $65,000 as of December 31, 1998 and 1997, respectively, and are included in other accrued liabilities in the accompanying balance sheets.

                                THERMATRIX INC.

  Accounts Receivable

  Accounts receivable consisted of the following (in thousands):

                                                  December 31,
                                                ----------------
                                                 1998     1997
                                                -------  -------

  Billed......................................  $3,274   $3,003
  Unbilled, including unpriced change orders..   1,494      860
                                                ------   ------
  Total receivables...........................   4,768    3,863
  Less: Allowance for doubtful accounts.......    (100)    (343)
                                                ------   ------
                                                $4,668   $3,520
                                                ======   ======

  The unbilled amounts represent revenues recognized under the percentage-of-completion method of accounting which exceed the amounts that are billable according to contract terms. The unbilled amounts are generally billable as contract milestones and deliverables are accepted by the customer or as change orders are submitted and approved. As of December 31, 1998, accounts receivable did not include any unpriced change orders. As of December 31, 1997, accounts receivable included approximately $793,000 of unpriced change orders.

  As of December 31, 1998, 61% of accounts receivable was concentrated with three customers. As of December 31, 1997, approximately 59% of accounts receivable was concentrated with eight customers.

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

                                THERMATRIX INC.

  Patent Costs

  Direct costs incurred in connection with the filing of the Company's patent claims are capitalized as patent costs. Such amounts are amortized over the estimated economic useful lives of the patents (generally ten years). Accumulated amortization as of December 31, 1998 and 1997 was approximately $214,000 and $137,000, respectively.

  Significant Customers

     Sales to significant customers as a percentage of total revenues for the years ended December 31, 1998, 1997 and 1996 were as follows:

                          For the Years
                        Ended December 31,
                   ----------------------------
                   1998        1997       1996
                   ----        ----       ----

  Customer A.....    --         --          5%
  Customer B.....    --         3%         13%
  Customer C.....    --         --         13%
  Customer D.....     5%        2%         12%
  Customer E.....     2%        28%        --
  Customer F.....     1%        10%        --
  Customer G.....    11%        --         --
  Customer H.....    51%        --         --

  Revenues from government contracts as a percentage of total revenues was 6%, 10%, and 15% for the years ended December 31, 1998, 1997, and 1996, respectively. The principal government agencies to which the Company sells are the Department of Defense and the Department of Energy. Revenues from international customers as a percentage of total revenues were 60% for the year ended December 31, 1998, 35% for the year ended December 31, 1997 and 14% for the year ended December 31, 1996.

  Basic Net Loss Per Share

  Basic net loss per share is computed using the weighted average number of shares of common stock outstanding. No diluted loss per share information has been presented in the accompanying statements of operations since potential common shares from conversion of convertible preferred stock, stock options and warrants are antidilutive.

     Comprehensive Income

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 130 (SFAS 130), Reporting Comprehensive Income, which establishes standards for reporting and display of comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general-purpose financial statements. The Company has integrated the presentation of comprehensive income
(loss) with the Consolidated Statement of Stockholders' Equity (deficit).

                                THERMATRIX INC.

     Effect of Recent Accounting Pronouncements

  In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheets as either an asset or liability measured at its fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Statement 133 is effective for fiscal years beginning after June 15, 1999. The Company does not expect the adoption of Statement 133 to have a material effect on the financial statements.


3.    Accrued Liabilities

  Accrued liabilities consisted of the following (in thousands):


                                            December 31,
                                         -----------------
                                           1998     1997
                                         -------   -------

  Commissions payable.................     $  45   $ 139
  Accrued employee compensation cost..       120     167
  Other...............................       391     496
                                           -----   -----
                                           $ 556   $ 802
                                           =====   =====

4.    Commitments And Contingencies

  The Company leases its facilities and certain equipment under operating leases that expire through January 2003. Rent expense was approximately $428,000, $492,000 and $338,000 for the years ended December 31, 1998, 1997 and 1996,
respectively.   As of December 31, 1998, future minimum payments are as follows
(in thousands):

              Year Ending
              December 31,
              ------------
               1999.................          446
               2000.................          209
               2001.................           85
               2002.................            9
               2003 and thereafter..            0
                                             ----
                                             $749
                                             ====


  In April 1996, the Company purchased all of the respective assets, rights and properties of Purus Inc.'s VOC adsorption technology ("PADRE(R)"). Concurrent with the purchase, the Company entered into a License

                                THERMATRIX INC.

Agreement ("License") with Purus to manufacture, sell and distribute VOC treatment systems utilizing the PADRE(R) technology. Under this License the Company is required to make quarterly royalty payments of 7% on the aggregate net invoice value of all PADRE(R) VOC equipment sales. Royalty payments will continue until the earlier of (i) five years from the date of the License or
(ii) such date that Purus has received $2.0 million in aggregate royalty payments. Royalties paid by the Company under the License totaled approximately $34,000 and $80,000 for the years ended December 31, 1998 and 1997, respectively.


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


6.    Common Stock

  As of December 31, 1998, the Company had remaining for issuance the following number of reserved shares of its common stock:


       Warrants to purchase common stock..............   45,685*
       Stock options under 1987 Stock Option Plan.....  440,529
       Stock options under 1996 Stock Plan............  352,605
       Stock options under 1996 Director Option Plan..   83,334
       Employee Stock Purchase Plan...................  117,557
                                                      ---------
          Total shares reserved.......................1,019,710
                                                      =========

                                 THERMATRIX INC.

  In May 1996, the Board of Directors approved a one for three reverse stock split of all common stock and all designated series of preferred stock outstanding. The effect of the stock split has been retroactively applied in the consolidated financial statements.

*450,000 warrants to purchase common stock at $3.046875 were issued in conjunction with interim debt financing related to the Wahlco acquisition.


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

                                THERMATRIX INC.

  The following option activity occurred in all stock option plans during the three years ended December 31, 1998:


                               Options                    Weighted
                              Available    Outstanding     Average
                              For Grant      Options    Exercise Price
                             ------------  ------------ --------------
Balance, December 31, 1995.      234,386     554,477        0.98
  Authorized...............      416,668          --          --
  Granted..................     (273,522)    273,522        5.74
  Exercised................           --     (44,430)       0.74
  Expired..................      (47,254)         --          --
  Canceled.................        5,388      (5,388)       2.67
                               ---------    --------
Balance, December 31, 1996.      335,666     778,181        2.66
  Granted..................      (57,469)     57,469        5.24
  Exercised................           --    (109,613)       0.66
  Expired..................      (87,352)         --          --
  Canceled.................      106,978    (106,978)       4.23
                               ---------    --------
Balance, December 31, 1997.      297,823     619,059        2.98
  Granted..................     (318,469)    318,469        3.95
                               ---------    --------
  Exercised................           --     (35,995)       1.17
  Expired..................      (24,419)         --          --
  Canceled.................       83,921     (83,921)       7.42
                               ---------    --------
Balance, December 31, 1998.       38,856     817,612        2.98
                               =========    ========


  The following table summarizes information about stock options outstanding at December 31, 1998:


                      OPTIONS OUTSTANDING                OPTIONS EXERCISABLE
                        --------
                                         Weighted
                         Number          Average           Weighted        Number         Weighted
 Range of             Outstanding       Remaining          Average       Exercisable       Average
Exercise Prices      As of 12/31/98  Contractual Life   Exercise Price  As of 12/31/98  Exercise Price
---------------      --------------  ----------------   --------------  --------------  --------------
$0.30 -  $ 0.75         145,493           4.63             $   0.56       129,382          $ 0.54
$1.50                   241,808           6.82             $   1.50       217,046          $ 1.50
$1.625 - $ 3.00         178,111           8.16             $   2.76        52,136          $ 2.86
$4.125 - $ 7.50         218,864           9.28             $   5.06        37,152          $ 4.71
$9.00 -  $12.50          33,336           7.58             $  11.80        23,336          $11.50
                        -------          -----             --------       -------          ------
                        817,612           7.41             $   2.98       459,052          $ 2.15
                        =======          =====             ========       =======          ======

     As of December 31, 1997, the number of options exercisable and the weighted average exercise price were 377,835 and $2.10, respectively. As of December 1996, the number of options exercisable and the weighted average exercise price were 373,212 and $1.77, respectively.

  Employee Stock Purchase Plan ("Purchase Plan")

  A total of 116,667 shares of common stock were initially reserved for issuance under the Purchase Plan with an additional 100,000 being added as a result of the vote at the 1998 Annual Shareholders Meeting on June 11, 1998. The Purchase Plan enables eligible employees to purchase common stock at the lower of 85% of the fair market value of the Company's common stock on the first or last day of each six-month offering period. The first offering period began on June 19, 1996. The Purchase Plan will terminate in 2006. As of December 31, 1998, 99,110 shares of common stock had been issued under the Purchase Plan.

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

                                1998       1997      1996
                              ---------  --------  --------
  Net loss
    As reported.............   $(7,873)  $(9,640)  $(4,876)
    Pro forma...............   $(8,344)  $(9,978)  $(5,087)
  Basic net loss per share
    As reported.............   $ (1.03)  $ (1.28)  $ (1.22)
    Pro forma................. $ (1.09)  $ (1.32)  $ (1.27)

     For the purpose of SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes multiple option-pricing model with the following weighted-average assumptions used for grants in 1998, 1997, and 1996:

                                     1998             1997              1996
                                     ----             ----              ----
    Dividend Yield                   0%               0%                0%

    Expected Volatility              152%-256%        125%              0% prior to the
                                                                        initial public offering
                                                                        and 85% thereafter

    Risk-free Interest Rate          5.38-5.67%       5.59-6.50%        5.20-6.80%

    Expected Lives for Each Grant    3.5 to 7 years   2.5 to 3 years    1 to 2 years


8.    Income Taxes

  The Company follows SFAS No. 109 which prescribes an asset and liability approach to income taxes under which deferred income taxes are provided based upon enacted tax laws and rates applicable to the periods in which the taxes become payable.

  The provision for income taxes differs from the statutory United States Federal income tax rate due to the following:

                                                    For the Years
                                                        Ended
                                                     December 31,
                                              ---------------------------
                                               1998      1997      1996
                                              ------   --------  --------

Provision (benefit) at U.S. statutory rate..  (34.0)%  (34.0)%  (34.0)%
State income taxes, net of Federal benefit..    (5.8)    (5.8)    (6.1)
Increase (decrease) in valuation allowance..    39.8     39.8     40.0
Other.......................................      --      0.1      0.1
                                              ------   ------   ------
                                                  --%      --%      --%
                                              ======   ======   ======

                                THERMATRIX INC.

  The provision for income taxes for the years ended December 31, 1998 and 1997 relates to state taxes against which no net operating loss can be applied.

  The net deferred income tax asset consisted of the following (in thousands):

                                                  December 31,
                                              -------------------
                                                1998       1997
                                              -------------------
     Deferred income tax assets:
       Net operating loss carryforwards..     $ 15,645   $ 12,719
       Tax credit carryforwards..........          303        280
       Cumulative temporary differences..          493        484
                                              --------   --------
                                                16,441     13,483
     Valuation allowance.................      (16,441)   (13,483)
                                              --------   --------
     Net deferred income tax asset.......     $     --   $     --
                                              ========   ========

  As of December 31, 1998, the Company had net operating loss carryforwards for Federal and state income tax purposes of approximately $42.9 million and $23.2 million, respectively. The net operating loss carryforwards and tax credit carryforwards expire on various dates through 2018. The Internal Revenue Service Code contains provisions which may limit the net operating loss and tax credit carryforwards to be used in any given year upon the occurrence of certain events. Certain of the Company's net operating loss and tax credit carryforwards would be limited due to possible ownership changes. Cumulative temporary differences consist of reserves and accruals currently deductible for financial reporting purposes, but not for tax purposes. The Company believes sufficient uncertainty exists regarding the realizability of the operating loss and credit carryforwards and, accordingly, has continued to provide a valuation allowance against the deferred income tax asset.


9.    Loan And Security Agreements

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

                                THERMATRIX INC.

     In January 1998, the Company entered into an Amended and Restated Loan and Security Agreement (the "1998 Agreement"), which replaced the 1997 Agreement and which provides for a $4,000,000 accounts receivable line of credit with a $2,000,000 letter of credit sub-limit. The 1998 Agreement was renegotiated in March 1998 when certain financial covenants were amended. The committed line will bear interest at the prime interest rate plus 0.50% and will be subject to certain financial and non-financial covenants. No amounts were outstanding under the 1998 Agreement as of December 31, 1998. The 1998 Agreement matured on January 20, 1999.


10.    Subsequent  Events

  Acquisition of Wahlco Environmental Systems, Inc.

  On January 13, 1999, the Company completed the acquisition of Wahlco Environmental Systems, Inc. ("Wahlco") for the payment of approximately $1.9 million in cash. If certain other conditions are met, the Company may be required to make additional payments of up to approximately $2 million to Wahlco shareholders. Also, in conjunction with the acquisition, the Company agreed to guarantee repayment by Wahlco of approximately $4.9 million owed to affiliates of Wexford, Wahlco's largest shareholder at the time of the acquisition, or guaranteed by Wexford to other parties. The Company has subsequently entered into a new credit agreement with Wexford as referred to below. The acquisition will be accounted for as a purchase in the first quarter of fiscal 1999. The Company has embarked on a plan to close duplicate and/or inefficient Wahlco facilities and is reducing headcount accordingly. The costs involved to close facilities and terminate employees will be recognized as liabilities assumed at the time of the Wahlco acquisition.

  Wexford Credit Agreement

  On February 25, 1999, the Company entered into the Second Amended and Restated Credit Agreement among Wahlco and the Company, as Borrowers, and certain Wexford affiliates as Lenders and Wexford as Agent for the Lenders (the "1999 Credit Agreement"). As of March 31, 1999, the debt amounts to slightly more than $5.7 million and bears interest at the rate of 13% per annum, payable monthly in advance. The debt matures on August 24, 1999, and may, with the payment of an additional fee of $100,000, be extended until November 22, 1999. As a condition to the Lenders' execution and delivery of the 1999 Credit Agreement, the Company agreed to confirm its grant to the Lenders of a security interest in all existing and future assets and to cause all its significant subsidiaries to enter into guarantees and grant to the Lenders additional security interests and mortgages in all existing and future assets of the Borrowers and significant subsidiaries.

  As a further condition to the 1999 Credit Agreement, the Company issued to Wexford a warrant to acquire 450,000 shares of common stock. The warrants can be exercised at any time on or before February 25, 2004 at an exercise price equal to the lesser of (i) $3.875 per share and (ii) the average closing price of the Company's common stock for the ten trading days immediately following the issuing date. The fair value of the warrant at the date of issuance will be recorded as additional interest cost over the period that the Wexford debt is outstanding.

                                Thermatrix Inc.
           Notes to Consolidated Financial Statements -- (Continued)




11.  Segments

  During 1998, the Company adopted Statement of Financial Accounting Standards SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information." SFAS 131 requires a new basis of determining reportable business segments, i.e. the management approach. This approach requires that business segment information used by management to assess performance and manage company resources be the source for information disclosure. On this basis, the Company is organized and operates as one business segment, the development, manufacture and sale of proprietary industrial process equipment for the destruction of volatile organic compounds and hazardous air pollutants. As a result, the adoption of SFAS 131 had no impact on the Company's disclosures or financial statements. The Company incurred approximately $1 million in research and development expenses during 1998 relating to its diesel engine emission reduction technology.

  The Company's operations by geographic area are as follows:

                                                   Adjustments
                               United     United       and
                               States     Kingdom  Eliminators  Consolidated
                             ---------    -------  -----------  ------------
1998
---
Revenues                     $   5,881     $7,733                  $ 13,614
Loss from Operations         $   7,868     $  340                  $ (8,208)
Total identifiable assets    $  10,842     $4,187     $(4,937)     $ 10,092


  Prior to January 1, 1998, the Company had accounted for United Kingdom assets, liabilities and operations as a branch of the U.S. entity. Effective January 1 1998, the Company transferred the United Kingdom net assets to a United Kingdom subsidiary.

  The Company's export revenues accounted for 2%, 35% and 14% of total revenues for the years ended December 31, 1998, 1997 and 1996, respectively. The Company's export revenue by geographic regions is as follows:


                           Year Ended December 31
                           ----------------------
                            1998    1997   1996
                           -----  ------- -------
Europe                     $   6  $  243  $1,813
Asia                         223   2,156     133
                           -----  ------  ------
                           $ 229  $2,399  $1,946

                                THERMATRIX INC.

                                    PART IV

Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  The following documents are filed as a part of this Report:

1. Financial Statements. The following Consolidated Independent Public Accountants are filed as a Financial Statements of Thermatrix Inc. and Report of part of this Report:


                                                                        Page
                                                                        ----
Report of Independent Public Accountants.............................     32
Consolidated Balance Sheets -- As of December 31, 1998 and 1997......     33
Consolidated Statements of Operations -- For the Three Years Ended
  December 31, 1998..................................................     34
Consolidated Statements of Stockholders' Equity (Deficit) -- For
  the Three Years Ended December 31, 1998............................     35
Consolidated Statements of Cash Flows -- For the Three Years Ended
  December 31, 1998..................................................     36
Notes to Consolidated Financial Statements...........................  37-51

2.   Financial Statement Schedules.  For years ended
     December 31, 1998, 1997 and 1996:

Schedule II.  Valuation and Qualifying Accounts and Reserves.........     52

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

                                THERMATRIX INC.

10.11 Amended and Restated Loan and Security Agreement between the Registrant and Venture Banking Group, a Division of Cupertino National Bank, dated January 21, 1998.

10.12  1996 Stock Plan:  UK Rules for Employees.

10.13 First Amendment to the Amended and Restated Loan and Security Agreement between the Registrant and Venture Banking Group, a Division of Cupertino National Bank.

10.14 Sublease dated May 7, 1998 between Registrant and Clinimetrics Research Associates, Inc.

10.15 Form 8K with exhibits filed January 27, 1999 regarding the acquisition of Wahlco Environmental Systems, Inc.

10.16 Form 8K with exhibits filed March 12, 1999 regarding the Second Amended and Restated Credit Agreement related to interim debt financing arrangements with Wexford

10.17 Form 10K with exhibits filed March 30, 1998 by Wahlco Environmental Systems, Inc.

10.18 Form 8K/A filed March 27, 1999 regarding the acquisition of Wahlco Environmental Systems, Inc.

 27.1  Financial Data Schedule.

  (*) Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-1 (No. 333- 4370) which became effective June 19, 1996.

 (**) Incorporated by reference to exhibits filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ending September 30, 1997.

  (b)  Reports on Form 8-K

     None

Trademark Acknowledgments

  .  Thermatrix and PADRE(R) are registered trademarks of the Company.

                                                                 Schedule II

                                THERMATRIX INC.

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

                                                   Additions
                                                    Balance     Charged to                  Balance
                                                  at Beginning  Costs and                   at End
Description                                        of Period     Expenses   Deductions(1)  of Period
-----------                                       ------------  ----------  -------------  ---------

Year ended December 31, 1995
 Allowance for doubtful accounts................      $150        $229        $(189)         $190
 Reserve for costs of uncompleted contracts in
     excess of billings.........................      $200           -        $ 200             -

Year ended December 31, 1996
 Allowance for doubtful accounts................      $190        $190        $(115)         $265
 Reserve for costs of uncompleted contracts in
     excess of billings.........................        -            -            -             -

Year ended December 31, 1997
 Allowance for doubtful accounts................      $265        $220        $(142)         $343
 Reserve for costs of uncompleted contracts in
     excess of billings.........................        -         $500            -          $500

Year ended December 31, 1998
 Allowance for doubtful accounts................      $343        $249        $ 492          $100
      Reserve for costs of uncompleted
             contracts in excess of billings....      $500        $  -        $ 500         $   -

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

  THERMATRIX INC.

  By:  /s/ John T. Schofield                             Date: March 30, 1999
       ---------------------
       John T. Schofield
       Chairman of the Board
       President and CEO

  KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John T. Schofield and Daniel S. Tedone, jointly and severally, their attorney-in-fact, each with full power of substitution, for him in any and all capacities, to sign on behalf of the undersigned any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, and each of the undersigned does hereby ratifying and confirming all that each of said attorneys-in-fact, of his substitutes, may do or cause to be done by virtue hereof.

  Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




/s/ John T. Schofield         Chairman, President and             March 30, 1999
----------------------------  Chief Executive Officer
John T. Schofield             (Principal Executive Officer)


/s/ Daniel S. Tedone          Executive Vice President and        March 30, 1999
----------------------------  Chief Financial Officer (Principal
Daniel S. Tedone              Financial and Accounting Officer)


/s/  Robi Blumenstein         Director                            March 30, 1999
----------------------------
Robi Blumenstein

/s/ Harry J. Healer, Jr.      Director                            March 30, 1999
----------------------------
Harry J. Healer, Jr.

/s/ Charles R. Kokesh         Director                            March 30, 1999
----------------------------
Charles R. Kokesh

/s/ Frank R. Pope             Director                            March 30, 1999
----------------------------
Frank R. Pope

/s/ James M. Strock           Director                            March 30, 1999
----------------------------
James M. Strock

/s/ Joseph W. Sutton          Director                            March 30, 1999
----------------------------
Joseph W. Sutton

/s/ John M. Toups             Director                            March 30, 1999
----------------------------
John M. Toups