Form 10-K405/A
period 1998-12-31
THERMATRIX INC
filed 1999-05-14
CIK 929473

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K/A

            [X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended December 31, 1998.

          [_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from      to     .

                        Commission File Number 0-20819


                                THERMATRIX INC.
            (Exact name of registrant as specified in its charter)

              Delaware                                 94-2958515
   (State or other jurisdiction of                  (I.R.S. Employer
   incorporation or organization)                  Identification No.)

    2025 Gateway Place, Suite 132
        San Jose, California                              95110
   (Address of principal executive                     (Zip Code)
              offices)

      (Registrant's telephone number, including area code) (408) 453-0490

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

                             Yes   X    No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Paragraph 229.405 of this Chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  On February 28, 1999, there were issued and outstanding 7,711,401 shares of Common Stock. The aggregate market value of Common Stock held by non-affiliates of the Registrant on that date was approximately $23,134,203, based on the closing sale price of the Common Stock, as reported by the NASDAQ National Market.

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

Target Markets            Representative Customer             VOCs Treated
--------------            -----------------------             ------------
Petroleum/Refining......  Chevron, Marathon Oil               Hydrocarbons
Chemical/Petrochemical..  Dow Chemical, Bayer Corporation,    Chlorinated and
 Manufacturing            Mobil Chemical Company, Formosa     Fluorinated Compounds
                          Petrochemical Corporation, BASF,
                          PPG Industries, Inc., B.F. Goodrich
Pharmaceuticals           Zeneca, Warner Lambert, Pfizer      Chlorinated Compounds
 Manufacturing..........  Chesebrough-Pond's USA Co.
Pulp and Paper
 Manufacturing..........  Georgia Pacific, Simpson Paper      Sulfonated Compounds
Medical Sterilization...  Sorex Medical                       Ethylene Oxide
Soil and Groundwater
 Remediation............  DOD, DOE, Thermo Remediation        Chlorinated Compounds
                                                              and Hydrocarbons

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

  Four-Way Converter. In the fourth quarter, the Company received a grant of $1.65 million from the ATP of the National Institute of Standards and Technology, an agency of the U.S. Department of Commerce for the development of a four-way diesel emissions treatment device. The grant will be received over a two-year period based on the level of research and development incurred by Thermatrix on this project and the availability of federal funding for year two. The project seeks to develop and test a device capable of reducing or eliminating all four key pollutants in diesel engine exhaust by combining the FTO technology for the reduction of PM, CO and HC with a proprietary Lean NO\\\\x Catalyst developed by Southwest Research Institute of San Antonio, Texas. The ATP provides funding to industry for research and development projects that have the potential to provide direct broad-based economic benefits to the United States. The initial market will be urban buses.

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

  In recent years the air pollution control and air-and gas-handling industries have been experiencing enormous change and consolidation. The biggest change has been that customers in all sectors, including industrial, energy and government, are increasingly purchasing complete turnkey systems from global vendors rather than component equipment from regional suppliers. As a result, the number of original equipment manufacturers ("OEM's") has begun to decrease as those that have not been able to make the successful transformation to global system vendors have failed or are being acquired by others that can. In the past several years the Company has been able to successfully develop the capability to deliver complete systems on a global basis and began to seek targeted acquisitions such as Wahlco.

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

  Wahlco Engineered Products, Inc. (U.S.) designs, manufactures and sells gas flow diverters, dampers and fabric and metallic expansion joints used by electric utilities and other industrial companies. Wahlco Inc. (U.S.) designs, manufactures, sells, leases and services equipment used by electric utilities and others to reduce and control air pollution. Products and services include flue gas conditioning systems, NO\\x\\ reduction systems and industrial electric heaters and thermocouples.

  Wahlco Engineered Products, Ltd. (U.K.) designs and sells gas flow diverters which control and direct the flow of gases from a gas turbine exhaust to a waste heat recovery boiler in a gas-turbine combined-cycle power-generation plant. Pentney Engineering Ltd. (U.K.) provides mechanical pipework and plant installation, hydraulic equipment manufacture, and general fabrication to utilities and industrial companies. Teddington Bellows Ltd. (U.K.) designs, manufactures and sells specialized high performance metallic expansion joints for industrial and utility applications. Treste Plant Hire, Ltd. (U.K.) rents mechanical equipment to the United Kingdom construction industry.

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

  Wahlco's Staged NO\\\x\ Reduction System ("SNRS") relies on two NO\\x\\ reduction technologies: selective non-catalytic reduction ("SNCR") and selective catalytic reduction ("SCR"). The system uses the customer's existing air heater to further reduce NOx emissions. The air heater SCR process is covered by U.S. and foreign patents owned by Wahlco.

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

  Ability to Integrate the Two Businesses. The Company believes that effective integration of Wahlco's business with the Company's can yield significant synergies. Failure to realize the full potential of integration, or an unanticipated delay in the integration could have a significant adverse impact on the business, the results of operations and financial condition of the Company. There can be no guarantee that the potential will be fully or partially realized or that it will be realized in a timely manner.

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

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

  The common stock of the Company is traded on the NASDAQ National Market under the symbol "TMXI." The following table sets forth, for the periods indicated, the high and low sales prices, in U.S. dollars, of the common stock (as reported by NASDAQ):

Period                                                               High   Low
------                                                               ----- -----
First Quarter 1997.................................................. 9.375 3.375
Second Quarter 1997................................................. 5.750 3.000
Third Quarter 1997.................................................. 3.250 1.875
Fourth Quarter 1997................................................. 3.250 1.125
Period                                                               High   Low
------                                                               ----- -----
First Quarter 1998.................................................. 3.062 1.000
Second Quarter 1998................................................. 6.000 2.500
Third Quarter 1998.................................................. 5.250 2.313
Fourth Quarter 1998................................................. 4.500 2.375

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

                                          Years Ended December 31,
                                  --------------------------------------------
                                   1998      1997     1996     1995     1994
                                  -------  --------  -------  -------  -------
                                  (In thousands, except per share amounts)
Consolidated Statement of
 Operations Data:
Revenues........................  $13,614  $  7,011  $13,605  $ 6,494  $ 3,135
  Cost of revenues..............   13,056     8,351   12,002    6,064    3,099
                                  -------  --------  -------  -------  -------
  Gross margin..................      558    (1,340)   1,603      430       36
                                  -------  --------  -------  -------  -------
  Research and development......    1,658     1,203      748    1,084    1,326
  Selling, general and
   administrative...............    7,108     7,705    6,168    4,740    4,503
                                  -------  --------  -------  -------  -------
Loss from operations............  $(8,208) $(10,248) $(5,313) $(5,394) $(5,793)
                                  =======  ========  =======  =======  =======
Interest income.................      413       697      548      231       44
Interest expense................      (12)      (23)     (48)      --      (72)
                                  =======  ========  =======  =======  =======
Net loss........................  $(7,873) $ (9,640) $(4,876) $(5,194) $(5,821)
                                  =======  ========  =======  =======  =======
Basic net loss per share(1).....  $ (1.03) $  (1.28) $ (1.22) $(65.75) $(95.43)
                                  =======  ========  =======  =======  =======
Basic weighted average common
 shares.........................    7,677     7,548    3,994       79       61
                                  =======  ========  =======  =======  =======
Consolidated Balance Sheet Data:
Cash, cash equivalents and
 short-term investments.........  $ 3,214  $  7,577  $16,199  $   981  $ 6,930
Total assets....................   10,092    13,987   24,009    4,228    9,223
Redeemable convertible preferred
 stock..........................       --        --       --   11,321   11,321
Stockholders' equity (deficit)..    4,246    11,949   21,398   (9,345)  (4,209)

--------
(1) See Note 2 of Notes to Consolidated Financial Statements--Summary of Significant Accounting Policies Basic Net Loss Per Share.

                                THERMATRIX INC.

                   SUPPLEMENTARY CONSOLIDATED FINANCIAL DATA
                     (In thousands, except per share data)

                      Quarterly Financial Data (Unaudited)

                                             Year ended December 31, 1998
                                            ----------------------------------
                                             First   Second    Third   Fourth
                                            Quarter  Quarter  Quarter  Quarter
                                            -------  -------  -------  -------
Net Sales.................................. $ 2,882  $ 2,796  $ 3,964  $ 3,972
Gross Margin...............................     355      176      259     (232)
Net Loss...................................  (1,241)  (1,537)  (1,306)  (3,789)
Basic Net Loss Per Share................... $ (0.16) $ (0.20) $ (0.17) $ (0.49)
                                             Year ended December 31, 1997
                                            ----------------------------------
                                             First   Second    Third   Fourth
                                            Quarter  Quarter  Quarter  Quarter
                                            -------  -------  -------  -------
Net Sales.................................. $ 1,084  $ 2,250  $ 2,304  $ 1,373
Gross Margin...............................    (322)    (233)      (7)    (778)
Net Loss...................................  (1,952)  (2,291)  (2,050)  (3,347)
Basic Net Loss Per Share................... $ (0.26) $ (0.30) $ (0.27) $ (0.44)

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

Results of Operations

 Fiscal years Ended December 31, 1998 and 1997

  Revenues. Revenues increased 94% to $13.6 million in 1998 from $7.0 million in 1997. The increase in revenues reflects the Company's successful transformation to a supplier of turn key systems for VOC control on a worldwide basis, the receipt of two large orders from a customer in Ireland, and the decision to focus sales and marketing attention on capital investment activity in Europe, especially Ireland. In 1998, two customers accounted for 51% and 11% of revenues, respectively. Sales to international customers increased to 60% of revenues in 1998, up from 35% in 1997.

  Gross Margin. The Company had a gross margin contribution of $558,000 in 1998 versus a gross margin loss of $1.3 million in 1997. The increase in gross margin was primarily attributable to higher revenues, which were sufficient to absorb the fixed and semi-fixed costs of engineering and operations in the U.S. and Europe, and to a lesser extent, reduction in costs from repeat sales of systems for established applications.

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

  Selling, General and Administrative. Selling, general and administrative expenses decreased 8% to $7.1 million in 1998 as compared with $7.7 million in 1997. The decrease in 1998 over 1997 is primarily attributable to reduced staffing and related costs, lower sales commissions and marketing expenses, and a decrease in travel expenses. The decrease was partially offset, however, by higher consulting and legal fees.

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

  Interest Income. Interest income decreased to $413,000 in 1998 from $697,000 in 1997. The decrease primarily resulted from a decrease in the amount available for investment as investments were liquidated and used throughout 1998 for working capital purposes.

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

  Selling, General and Administrative. Selling, general and administrative expenses increased 24.9% to $7.7 million in 1997 as compared with $6.2 million in 1996. The increase in 1997 over 1996 is primarily attributable to the 1997 fourth quarter charge of $891,000 recorded for certain nonrecurring items including $472,000 for the costs relating to (i) the move of the Company's administrative center from San Jose, California to Knoxville, Tennessee, (ii) the closure of the Knoxville fabrication and assembly facility, and (iii) the relocation of the Company's European operations from London to an expanded facility near Hull, England. The charge also includes severance and other related closure and relocation costs associated with these activities. Another component of the nonrecurring charges relates to the non-cash provision of approximately $390,000 recorded to write off the Company's minority interest position in the Formatrix, LLC joint venture with ThermoChem, Inc.

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

  Management is currently evaluating the Company's alternatives to fund its fiscal 1999 cash requirements. Such alternatives include, among other things, consideration of (i) increased revenues and positive gross margins, (ii) the timely collection of accounts receivable and, (iii) divesting a portion or portions of the Company's business. These strategies are dependent upon the Company's ability to meet its forecasts, to develop increased sales and generate positive gross margins, to achieve the timely collection of amounts due to the Company and to identify parties willing and able to purchase a portion or portions of the Company's business. There can be no assurances as to the timing or ultimate outcome of any of these alternatives.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

  Information regarding quantitative and qualitative disclosures about market risks is included in Item 1--Description of Business, Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations, and in Note 2 to the Consolidated Financial Statements.

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

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

  As of December 31, 1998, the executive officers of the Company, who are elected by and serve at the discretion of the Board of Directors, are as follows:

Name                   Age Position
----                   --- --------
John T. Schofield.....  61 Chairman, President and Chief Executive Officer
Daniel S. Tedone......  50 Executive Vice President and Chief Financial Officer
Edward E. Greene......  50 Vice President, Administration and Secretary
Richard J. Goodier....  52 Director, European Engineering and Operations

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

Section 16(a) Beneficial Ownership Reporting Compliance

  Based solely on its review of copies of filings under Section 16(a) of the Securities Exchange Act of 1934, as amended, received by it, or written representations from certain reporting persons, the Company believes that during fiscal 1998, all Section 16 filing requirements were met.

Board of Directors

  The members of the Board of Directors of the Company and their ages as of April 19, 1999, are as listed below.

Name of Director         Age Principal Occupation
----------------         --- --------------------
John T. Schofield.......  61 President, CEO and Chairman of the Board
Robi Blumenstein........  42 Managing Director, CIBC Capital Partners
Harry J. Healer,             General Partner, Venture Capital Fund of New England
 Jr.(1).................  58
Charles R. Kokesh.......  51 Managing General Partner, Technology Funding
Frank R. Pope...........  49 Managing Director, Verdigris Capital
James M. Strock.........  42 Principal, Stock Enterprises Inc.
Joseph W. Sutton........  51 President and CEO, Enron Corp.
John M. Toups...........  73 Retired

--------
(1) Mr. Healer is no longer on the Board of Directors.

  John T. Schofield. Mr. Schofield has been President and Chief Executive Officer of the Company since April 1992, and Chairman of the Board since December 1993. From April 1981 to September 1991, Mr. Schofield served in various executive positions at International Technology Corporation, an environmental management company, where he directed technical services, business activities, strategic planning and development. Mr. Schofield holds a B.Sc. Honours in Chemistry from the University of Manchester, England.

  Robi Blumenstein. Mr. Blumenstein has been a Director of the Company since November 1994. Mr. Blumenstein has been with CIBC Capital Partners, the merchant banking division of the Canadian Imperial Bank of Commerce, since January 1994, most recently as a Managing Director. Mr. Blumenstein holds a B.A. and an LL.B. from the University of Toronto and an M.B.A from Harvard Business School.

  Harry J. Healer, Jr. Mr. Healer has been a Director of the Company since September 1989. Mr. Healer has been a general partner of the Venture Capital Fund of New England, a venture capital investment firm, since its inception in January 1981. Mr. Healer holds a B.S. in Business Administration from Babson College.

  Charles R. Kokesh. Mr. Kokesh has been a Director of the Company since March 1998. Mr. Kokesh is the founder and managing general partner of Technology Funding, a professional venture capital firm headquartered in Silicon Valley. Mr. Kokesh also serves on the board of directors of Adesso Specialty Services Inc. Mr. Kokesh received an A.B. from Harvard College, an M.B.A. from Harvard Business School, and a J.D. from Boalt Hall School of Law, University of California at Berkeley.

  Frank R. Pope. Mr. Pope has been a Director of the Company since 1994. Mr. Pope has been the Managing Director of Verdigris Capital, an environmental investment banking firm since October 1996. Prior to October 1996, Mr. Pope was a general partner of Technology Funding, a professional venture capital firm. Mr. Pope currently serves on the board of directors of Medstone International, Inc. and Advanced BioCatalytics Corp. where Mr. Pope also serves as Vice President, Corporate Development. Mr. Pope holds a B.A. from Stanford University, an M.B.A. from the University of Santa Clara Graduate School of Business and a J.D. from the University of Santa Clara School of Law.

  James M. Strock. Mr. Strock has been a Director of the Company since October 1997. Since June 1997, Mr. Strock has been the Principal of Strock Enterprises Inc., a management and public affairs consultancy based in San Francisco. Mr. Strock served as California's first Secretary for Environmental Protection from 1991-1997. He was chief law enforcement officer of the U.S. Environmental Protection Agency from 1989 to 1991. Mr. Strock is a member of the Council on Foreign Relations. He holds an A.B. and J.D. from Harvard University.

  Joseph W. Sutton. Mr. Sutton has been a Director of the Company since September 1998. Since 1992, Mr. Sutton has been with Enron International, the international developing markets arm of Enron Corp., most recently as President and Chief Executive Officer. Mr. Sutton serves on the board of directors of National Bureau of Research and the US-India Business Council, among several others. Mr. Sutton also serves on several Enron affiliate boards of directors throughout the world and is a member of the Management Committee of Entrol Corp. Mr. Sutton obtained a B.B.A. from Ohio University and holds an M.S. and M.B.A. from Indiana and Long Island Universities.

  John M. Toups. Mr. Toups has been a Director of the Company since November 1994. From January 1978 until his retirement in February 1987, Mr. Toups was the Chief Executive Officer of Planning Research Corporation (PRC). Mr. Toups currently serves on the board of directors of CACI International Inc., NVR, Inc., Halifax Corporation, Government Technology Services, Inc., and Telepad Corporation. Mr. Toups holds a B.S. in Civil Engineering from the University of California at Berkeley.

Item 11. Executive Compensation

Summary Compensation

  The following table shows, as to the Chief Executive Officer and each of the other five most highly compensated executive officers, information concerning compensation awarded to, earned by or paid for services to the Company in all capacities during the three years ended December 31, 1998.

                          Summary Compensation Table

                                                                           Long-Term
                                                                          Compensation
                                         Annual Compensation                 Awards
                             --------------------------------------------  Securities
                                                                All Other  Underlying
Name and Principal Position  Year Compensation(2) Options(#)(3)  Salary     Bonus(1)
---------------------------  ---- --------------- ------------- --------- ------------
John T. Schofield........    1998    $220,000          $--       $5,280     150,000
  Chairman, President and    1997     220,000           --        1,636          --
  Chief Executive Officer    1996     215,625           --        3,235      33,334

Daniel S. Tedone(4)......    1998     137,890           --       24,909      50,000
  Executive Vice President,  1997          --           --           --          --
  Chief Financial Officer    1996          --           --           --          --

Alexander G. Baldwin(5)..    1998     121,250           --        2,910       2,500
  Director, Engineering      1997     125,000           --          952          --
   and Operations,           1996     123,542           --          900      10,000
   US and Asia

Richard J. Goodier(6)....    1998     138,050           --        3,313       5,000
  Director, Engineering &    1997     120,546           --          768       5,000
  Operations, Europe         1996          --           --           --          --

Edward E. Greene(7)......    1998      95,000           --        2,280      10,000
  Vice President,            1997          --           --           --          --
  Administration             1996          --           --           --       7,000
  and Secretary

Barbara E. Krimsky(8)....    1998     125,000           --       28,500      10,000
  Vice President,            1997     120,000           --          916          --
   Administration            1996     115,625           --          833      11,667

--------
(1)  No Bonuses were granted.

(2) "All Other Compensation" includes premiums for life insurance policies, a non-qualified relocation payment to Mr. Tedone, and a severance payment to Ms. Krimsky in the amount of $25,000 related to the termination of her employment.

(3) These shares are subject to exercise under stock options granted under the Company's stock option plans.

(4) Mr. Tedone joined the Company April 13, 1998 and, therefore, his salary from April 13, 1998 to December 31, 1998 reflects less than a full year.

(5) Mr. Baldwin ceased being an executive officer of the Company as of August 31, 1997 although he is still an employee of the Company.

(6) Mr. Goodier is paid in pounds sterling which have been converted into U.S. dollars at the exchange rate for the applicable fiscal year of $1.65.

(7) Mr. Greene was appointed Secretary of the Corporation on September 15, 1998 and became Vice President, Administration on December 1, 1998.

(8) Ms. Krimsky ceased being an executive officer of the Company as of October 31, 1998 and left the Company as of April 30, 1999.

Stock Option Grants and Exercises

  The following table shows, as to the Named Executive Officers, information concerning stock options granted during the fiscal year ended December 31, 1998.

                       Option Grants in Last Fiscal Year

                                         Individual Grants
                         -------------------------------------------------
                                                                           Potential Realizable
                                                                             Value at Assumed
                           Number of     % of Total                        Annual Rates of Stock
                          Securities      Options                           Price Appreciation
                          Underlying     Granted to   Exercise             for Option Term($)(1)
                            Options      Employees    Price Per Expiration ----------------------
Name                     Granted(#)(2) in Fiscal Year Share($)   Date(3)       5%        10%
----                     ------------- -------------- --------- ---------- ---------- -----------
John T. Schofield.......    37,500         12.36%       $4.50   06/12/2008 $  106,126 $  268,944
                            37,500         12.36%        5.00   06/12/2008     87,376    250,194
                            37,500         12.36%        5.50   06/12/2008     68,626    231,444
                            37,500         12.36%        6.00   06/12/2008     49,876    212,694
Daniel S. Tedone........    50,000         16.48%        2.63   04/14/2008     92,723    225,390
Alexander G. Baldwin....     2,500          0.82%        4.50   06/12/2008      7,075     17,930
Richard J. Goodier......     5,000          1.65%        1.50   01/30/2008      4,717     11,953
Edward E. Greene........     3,000          1.00%        1.50   01/30/2008      2,830      7,172
                             7,000          2.31%        2.50   03/17/2008     11,006     27,890
Barbara E. Krimsky......    10,000          3.30%        1.50   01/30/2008      9,433     23,906

--------
(1) Potential realizable value is based on the assumption that the Common Stock of the Company appreciates at the annual rate shown (compounded annually) from the date of grant until the expiration of the ten-year option term. These numbers are calculated based on the requirements promulgated by the Securities and Exchange Commission. Actual gains, if any, on option exercises are dependent on the future performance of the Company's Common Stock and overall market conditions.

(2) Option grants generally vest over a 48-month period. Initial grants vest and become exercisable as to 1/48th of the shares subject to the grant twelve months after the vesting commencement date and as to an additional 1/48th of the shares at the end of each month thereafter provided the optionee continues to serve as an employee on such date. Subsequent grants vest and become exercisable as to 1/48th of the shares subject to the subsequent grant one month after the vesting commencement date and as to an additional 1/48th of the shares at the end of each month thereafter, provided the optionee continues to serve as an employee on such date.

(3) Options may terminate before their expiration date if the optionee's status as an employee is terminated.

  The following table shows, as to the Named Executive Officers, information concerning stock options exercised during the fiscal year ended December 31, 1998 and the value of unexercised options at such date.

  Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option
                                    Values

                                                      Number of Securities
                                                     Underlying Unexercised  Value of Unexercised
                                                        Options/SARs at      in-the-Money Options
                                                      December 31, 1998(#)  December 31, 1998($)(1)
                                                     ---------------------- -----------------------
                         Shares Acquired    Value         Exercisable/           Exercisable/
Name                     on Exercise(#)  Realized($)     Unexercisable           Unexercisable
----                     --------------- ----------- ---------------------- -----------------------
John T. Schofield.......         --             --      278,005/164,584         $647,022/20,834
Daniel S. Tedone........         --             --             0/50,000                0/49,750
Alexander G. Baldwin....      5,833        $15,276          8,855/5,728             7,318/3,463
Richard J. Goodier......         --             --          3,438/6,562             2,435/8,190
Edward E. Greene........         --             --          2,001/7,999            2,939/11,311
Barbara E. Krimsky......         --             --             36,668/0                70,420/0

--------
(1) Based on the fair market value of the Company's Common Stock at December 31, 1998 of $3.625 per share, less the exercise price to be paid for such shares.

Employment Agreements

  In connection with the appointment of Barbara E. Krimsky as Acting Chief Financial Officer in January 1998, the Company entered into an agreement that provides that in the event Ms. Krimsky is terminated without cause, the Company shall give Ms. Krimsky three (3) months notice of such decision, and at the end of such notice period shall pay Ms. Krimsky an amount equal to six months' salary. In addition, all stock options held by Ms. Krimsky shall become immediately exercisable. This agreement expired on April 30, 1999.

  The Company has no other employment contracts with any of its officers and has no compensatory plan or arrangement which is activated upon resignation, termination or retirement of any such officer upon a change in control of the Company other than required by law. Under certain circumstances both the 1996 Stock Plan and the Director Plan provide for the accelerated vesting of all outstanding options upon a change in control.

Other Employee Benefit Plans

 1987 Incentive Stock Plan

  The Company's 1987 Incentive Stock Plan, as amended (the "1987 Stock Plan") was adopted by the Board of Directors in August 1987 and approved by the stockholders in February 1988. The 1987 Stock Plan provided for grants of incentive stock options to employees (including officers and employee directors) and non-statutory stock options to non-employees (including non-employee directors) and consultants of the Company. A total of 907,651 shares of Common Stock was reserved for issuance under the 1987 Stock Plan. As of April 19, 1999, 309,431, shares of Common Stock had been issued upon the exercise of options granted under the 1987 Stock Plan and options to purchase 439,195 shares of Common Stock at a weighted average exercise price of $1.52 per share were outstanding. The Plan terminated in 1997 and no further options will be granted under the 1987 Stock Plan. Options under the 1987 Stock Plan become exercisable at varying rates over vesting periods determined by the Board of Directors (generally one to ten years), and as of April 19, 1999, 389,326 options were exercisable.

 1996 Stock Plan

  The Company's 1996 Stock Plan (the "1996 Plan") was adopted by the Board of Directors in March 1996 and approved by the stockholders in April 1996. The Board of Directors adopted a sub-plan of the 1996 Plan for the purpose of qualifying for preferred tax treatment under UK tax laws. The UK Inland Revenue approved the sub-plan effective January 30, 1998. A total of 333,334 shares of Common Stock has been reserved for issuance under the 1996 Plan. As of April 19, 1999, 729 shares of Common Stock had been issued upon the exercise of options granted under the 1996 Plan, options to purchase 317,078 shares of Common Stock at a weighted average exercise price of $4.10 per share were outstanding, 87,099 options were exercisable and 15,527 shares were available for issuance.

 401(k) Savings Plan

  The Company maintains the Thermatrix Inc. 401(k) Plan, a defined contribution retirement plan with a cash or deferred arrangement as described in Section 401(k) of the Internal Revenue Code (the "401(k) Plan"). The 401(k) Plan is intended to be qualified under Section 401(a) of the Code. All employees of the Company are eligible to participate in the 401(k) Plan. The 401(k) Plan provides that each participant make elective contributions of a percentage of his or her compensation, subject to statutory limits.

                     REPORT OF THE COMPENSATION COMMITTEE
                           OF THE BOARD OF DIRECTORS

  Notwithstanding anything to the contrary set forth in any of the Company's previous filings under the Securities Exchange Act of 1933, as amended, or the Securities Act of 1934, as amended, that might incorporate future filings, including this Form 10-K, in whole or in part, the following report shall not be incorporated by reference into any such filings.

General

  The Compensation Committee (the "Committee") of the Board of Directors establishes the overall executive compensation strategies of the Company and approves compensation elements for the chief executive officer, other executive officers, and employees earning in excess of $100,000 per year. The Committee also recommends stock option awards for employees to the Board. The Committee is comprised of three of the independent, non-employee members of the Board of Directors, none of whom have interlocking relationships as defined by the Securities and Exchange Commission. The Committee has available to it such external compensation advice and data as the Committee deems appropriate to obtain.

  The compensation philosophy of the Committee is to provide a comprehensive compensation package for each executive officer that is tailored to the Company's accomplishment of business strategies, objectives and initiatives. Accordingly, the Committee follows a compensation strategy which utilizes vesting terms to incentivize and reward executives as the Company addresses the challenges associated with growth. As the Committee applies this compensation philosophy in determining appropriate executive compensation levels and other compensation factors, the Committee reaches its decisions with a view towards the Company's overall financial performance. The Committee strives to structure each officer's overall compensation package to enable the Company to attract, retain and reward personnel who contribute to the success of the Company.

Executive Officer Compensation

  The Committee's executive compensation policies are designed to enhance the financial performance of the Company and thus stockholder value, by aligning the financial interests of the key executives with those of the stockholders. The executive compensation program is viewed in total considering all of its component parts: an annual compensation component, which consists of base salaries that are generally competitive with those offered by other companies in the industry at similar phases of growth, and a long-term incentive component, which consists of stock options and stock ownership. In determining individual salaries, the Committee considers the individual experience, performance and breadth of responsibilities of each executive officer within the Company in light of the accomplishment of business strategies, objectives and initiatives set forth by the Board periodically. These factors are reviewed for each executive officer annually.

  The Company's 1996 Stock Plan and the ESPP are long-term incentive plans for all employees. These plans are intended to align stockholder and employee interest by creating a direct link between long-term rewards and the value of the Company's shares. The Committee believes that long-term stock ownership by executive officers and all employees is an important factor in achieving both above average growth in share value and retaining valued employees. Since the value of an option bears a direct relationship to the Company's stock price, the Committee believes that options motivate executive officers to manage the Company in a manner that will benefit all stockholders.

  The Option Plans authorize the Committee to award available stock options to employees at any time. Options for executive officers are generally granted at the time of initial employment with the Company, and at later dates at the discretion of the Committee. The size of the initial and later grants are determined by a number of factors including comparable grants to executive officers and employees by other companies which compete in the Company's industry. The exercise price per share of the stock options is normally equal to the prevailing market value of a share of the Company's Common Stock on the date the options are granted.

  The Company has adopted certain broad-based employee benefit plans in which all employees, including the executive officers, are permitted to participate on the same terms and conditions relating to eligibility and generally subject to the same limitations on the amounts that may be contributed or the benefits payable under those plans. See "Other Employee Benefit Plans--401(k) Savings Plan."

CEO Compensation

  Compensation for the Chief Executive Officer aligns with the philosophies and practices described above for executive officers in general. Mr. Schofield's base salary was increased to $220,000 from $205,000 in April 1996. Mr. Schofield received no salary increase in 1998. Mr. Schofield received option grants totaling 150,000 shares on June 12, 1998. This was the first grant of options to Mr. Schofield since January 1996. The Company currently does not have a bonus plan for its Chief Executive Officer or any of its other executive officers.

Director Compensation

  Directors are not paid any cash compensation from the Company for their services as members of the Board or any committee thereof, although they are reimbursed for reasonable out-of-pocket expenses incurred by them in attending such meetings.

  The Company's 1996 Director Option Plan (the "Director Plan") was adopted by the Board of Directors in March 1996 and was approved by the stockholders in April 1996. The Director Plan provides for the automatic and non-discretionary grant of nonqualified stock options to purchase 6,667 shares of the Company's Common Stock to directors who are not employed by the Company ("Outside Directors") on the date upon which such person first becomes an Outside Director ("Initial Option"). Thereafter, each Outside Director is automatically granted an option to purchase 1,667 shares of Common Stock on January 1 of each year, beginning January 1, 1997 ("Subsequent Option"), provided he or she has served as a director for at least six months as of such date. The exercise price of options granted under the Director Plan is 100% of the fair market value of the Company's Common Stock on the date of grant. Initial Options vest and become exercisable as to 12.5% of the shares subject to the option six months after the date of grant and as to an additional 12.5% of the shares at the end of each six-month period thereafter, provided the optionee continues to serve as a director on such date. Subsequent Options vest and become exercisable as to 50% of the shares subject to the Subsequent Option six months after the date of grant and as to the remaining 50% one year after the date of grant, provided the optionee continues to serve as a director on such date.

  On January 1, 1998, a Subsequent Option to purchase 1,667 shares of Common Stock was automatically granted to Messrs. Blumenstein, Healer, Pope and Toups and to Ms. Mark at an exercise price of $1.625 per share. In March 1998, Mr. Kokesh was granted an Initial Option to purchase 6,667 shares of Common Stock at an exercise price of $2.50 per share. In June 1998, Mr. Sutton was granted an Initial Option to purchase 6,667 shares of Common Stock at an exercise price of $4.375 per share. On January 1, 1999, a Subsequent Option to purchase 1,667 share of Common Stock was automatically granted to Messrs. Blumenstein, Healer, Kokesh, Pope, Strock, Sutton and Toups at an exercise price of $3.625 per share.

  A total of 83,334 shares of Common Stock has been reserved for issuance under the Director Plan. As of April 19, 1999, no shares of Common Stock had been issued upon the exercise of options granted under the Director Plan, options to purchase 71,674 shares of Common Stock at a weighted average exercise price of $7.15 per share were outstanding, 34,172 options were exercisable and 11,660 shares were available for future issuance.

Compensation Committee Interlocks and Insider Participation

  The Compensation Committee consists of Messrs. Blumenstein, Healer and Strock. Mr. Schofield also participates in discussions regarding salaries and incentive compensation for all employees (including officers) and consultants to the Company, except that Mr. Schofield is excluded from discussions regarding his own salary and incentive compensation. No director or executive officer of the Company is a director or executive officer of any other corporation that has a director or executive officer who is also a director or a board committee member of the Company.

                                          COMPENSATION COMMITTEE
                                          Robi Blumenstein
                                          Harry J. Healer, Jr.
                                          James M. Strock

Item 12. Security Ownership of Certain Beneficial Owners and Management

  The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of April 19, 1999 by (i) each of the Company's executive officers named in the Summary Compensation Table appearing herein (the "Named Executive Officers"), (ii) each director, (iii) all of the Company's executive officers and directors as a group, and (iv) each person (or group of affiliated persons) known to the Company to be the beneficial owner of more than 5% of the Company's Common Stock. The Company knows of no agreements among its stockholders that relate to voting or investment power of its shares of Common Stock.

                                                                   Beneficial
                                                                  Ownership(1)
                                                               ------------------
Named Executive Officers, Directors, and All Directors and     Number of Percent
Named Executive                                                 Shares   of Total
Officers as a Group                                            --------- --------
  John T. Schofield(2) ......................................    430,022   5.36
  Daniel S. Tedone(3) .......................................     16,583      *
  Alexander G. Baldwin(4) ...................................     12,079      *
  Richard J. Goodier(5)......................................      4,584      *
  Edward E. Greene(6)........................................      6,671      *
  Barbara E. Krimsky(7)......................................     52,112      *
  Robi Blumenstein(8)(9).....................................    769,407   9.97
  Harry J. Healer, Jr.(10)(11)...............................    636,363   8.24
  Charles R. Kokesh(12)......................................  1,173,484  15.21
  Frank R. Pope(14)..........................................     94,687   1.23
  James M. Strock(15)........................................      2,501      *
  Joseph W. Sutton (16)......................................        834      *
  John M. Toups(17) .........................................     48,302      *
  All named executive officers and directors as a group (13
   persons)(18) .............................................  3,427,629  39.89

5% Stockholders:
  Charles River Partnerships VI, L.P. and Charles River
   Partnership VI-A, L.P.
   10 Post Office Square, Suite 1330, Boston, MA 02109.......    417,939   5.41
  CIBC Wood Gundy Ventures, Inc.
   425 Lexington Ave., 2nd Floor, New York, NY 10017-3903
   (8).......................................................    761,906   9.87
  Denise Hale, George T. Cronin and Thomas M. Peterson as
   Successor Co-trustees of the Prentis Cobb Hale Trust U/A
   dated 7/13/93, Brobeck Phleger & Harrison LLP, Attn:
   Thomas M. Peterson, One Market Plaza, Spear Street Tower,
   San Francisco, CA 94105...................................    420,863   5.45
  Technology Funding Partners III, L.P. and Technology
   Funding Venture Partners IV, L.P.
   2000 Alameda de las Pulgas, Suite 250, San Mateo, CA 94403
   (12)......................................................  1,171,817  15.18
  Newco, Vencap, Inc., and Onex Corporation
   240-222 Baseline Road, Suite 98, Sherwood Park, Alberta
   T8H 1S8, Canada (19)......................................    406,429   5.26
  The Venture Capital Fund of New England II, L.P. and III,
   L.P.
   160 Federal Street, 23rd Floor, Boston, MA 02110 (10).....    628,862   8.14
  The Ventana Environmental Org. Partnership
   18881 Von Karman Ave., Tower 17, Ste. 350, Irvine CA
   92715.....................................................    533,429   6.91
  Wexford Management LLC,
   411 W. Putnam Ave., Greenwich, CT 06830 (20)..............    450,000   5.51

--------
   *Less than 1%
 (1) Beneficial ownership is determined in accordance with the rules and regulations of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Options to purchase shares of Common Stock which are currently exercisable or will become exercisable within 60 days of the Record Date, are deemed to be outstanding for purposes of computing the percentage of the shares held by an individual but are not outstanding for purposes of computing the percentage of any other person. Except as indicated otherwise in the footnotes below, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.

 (2) Includes 310,644 shares subject to stock options that are exercisable within 60 days of April 19, 1999.

 (3) Includes 14,583 shares subject to stock options that are exercisable within 60 days of April 19, 1999.

 (4) Includes 11,250 shares subject to stock options that are exercisable within 60 days of April 19, 1999. Mr. Baldwin ceased being an executive officer of the Company as of August 31, 1997 although he is still an employee of the Company.

 (5) Includes 4,584 shares subject to stock options that are exercisable within 60 days of April 19, 1999.

 (6) Includes 3,188 shares subject to stock options that are exercisable within 60 days of April 19, 1999.

 (7) Includes 36,668 shares subject to stock options that are exercisable within 60 days of April 19, 1999. Ms. Krimsky ceased being an executive officer of the Company as of October 31, 1998. Ms. Krimsky left the Company on April 30, 1999.

 (8) Mr. Blumenstein is a director and officer of CIBC Wood Gundy Ventures, Inc. and, therefore, may be deemed to beneficially own the shares held by CIBC Wood Gundy Ventures, Inc. (761,906). Mr. Blumenstein disclaims beneficial ownership of the 761,906 shares held by CIBC Wood Gundy Ventures, Inc.

 (9) Includes 7,501 shares subject to stock options that are exercisable within 60 days of April 19, 1999.

(10) Mr. Healer is a general partner of The Venture Capital Fund of New England and, therefore, may be deemed to beneficially own the shares held by The Venture Capital Fund of New England (626,136, including warrants to purchase 2,726 shares). Mr. Healer disclaims beneficial ownership of the 626,136 shares held by The Venture Capital Fund of New England except to the extent of his pecuniary interest arising from his general partnership interest therein.

(11) Includes 7,501 shares subject to stock options that are exercisable within 60 days of April 19, 1999.

(12) Mr. Kokesh is a managing general partner of Technology Funding and, therefore, may be deemed to beneficially own the shares held by Technology Funding Partners. Includes 62,772 shares held by Technology Funding Partners, which pursuant to an agreement between Mr. Pope and Technology Funding Partners, Mr. Pope is entitled to receive at such time as Technology Funding Partners distributes the assets of the partnership to its limited partners. See footnote (14).

(13) Includes 1,667 shares subject to stock options that are exercisable within 60 days of April 19, 1999.

(14) Includes 7,501 shares subject to stock options that are exercisable within 60 days of April 19, 1999 but does not include 62,772 shares held by Technology Funding Partners and which Mr. Pope is entitled to receive upon distribution. See footnote (12).

(15) 2,501 shares are subject to stock options that are exercisable within 60 days of April 19, 1999.

(16) 834 shares are subject to stock options that are exercisable within 60 days of April 19, 1999.

(17) Includes 17,502 shares subject to stock options that are exercisable within 60 days of April 19, 1999.

(18) Includes 425,944 shares subject to stock options and warrants that are exercisable within 60 days of April 19, 1999.

(19) Based on information provided pursuant to Schedule 13G filed with the Securities and Exchange Commission on February 12, 1999.

(20) Includes warrants exercisable for 450,000 shares of the Company's Common Stock at any time prior to 5:00 p.m. (EST) February 25, 2004.

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

                                          ARTHUR ANDERSEN LLP

San Jose, California
March 30, 1999

                                THERMATRIX INC.

                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                              December 31,
                                                            ------------------
                                                              1998      1997
                                                            --------  --------
                          ASSETS
CURRENT ASSETS:
  Cash and cash equivalents................................ $  1,544  $  3,990
  Short-term investments...................................    1,670     3,587
  Accounts receivable, net.................................    4,668     3,520
  Costs of uncompleted contracts in excess of billings,
   net.....................................................      --        547
  Prepaid expenses and other current assets................      232       250
                                                            --------  --------
    Total current assets...................................    8,114    11,894
                                                            --------  --------
PROPERTY AND EQUIPMENT:
  Machinery and equipment..................................      814       857
  Furniture and fixtures...................................      439       322
  Demonstration equipment..................................      496       506
                                                            --------  --------
                                                               1,749     1,685
  Less--Accumulated depreciation...........................   (1,177)     (749)
                                                            --------  --------
    Net property and equipment.............................      572       936
                                                            ========  ========
PATENTS AND OTHER ASSETS, net..............................    1,406     1,157
                                                            --------  --------
                                                            $ 10,092  $ 13,987
                                                            ========  ========
           LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable......................................... $  4,881  $  1,055
  Billings on uncompleted contracts in excess of costs and
   revenue recognized......................................      409       181
  Accrued liabilities......................................      556       802
                                                            --------  --------
    Total current liabilities..............................    5,846     2,038
                                                            ========  ========
COMMITMENTS AND CONTINGENCIES (Note 4)
STOCKHOLDERS' EQUITY:
  Convertible preferred stock: $0.001 par value
   Authorized--5,000,000 shares Outstanding--None..........      --        --
  Common stock: $0.001 par value Authorized--50,000,000
   shares Outstanding--7,711,401 and 7,627,674 shares,
   respectively............................................        8         8
  Additional paid-in capital...............................   48,795    48,644
  Accumulated other comprehensive income...................       19        --
  Accumulated deficit......................................  (44,576)  (36,703)
                                                            --------  --------
    Total stockholders' equity.............................    4,246    11,949
                                                            --------  --------
                                                            $ 10,092  $ 13,987
                                                            ========  ========

   The accompanying notes are an integral part of these consolidated balance sheets.

                                THERMATRIX INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                                       For the Years Ended
                                                          December 31,
                                                     -------------------------
                                                      1998     1997     1996
                                                     -------  -------  -------
REVENUES............................................ $13,614  $ 7,011  $13,605
COST OF REVENUES....................................  13,056    8,351   12,002
                                                     -------  -------  -------
  Gross margin......................................     558   (1,340)   1,603
                                                     -------  -------  -------
OPERATING EXPENSES:
  Research and development..........................   1,658    1,203      748
  Selling, general and administrative...............   7,108    7,705    6,168
                                                     -------  -------  -------
    Total operating expenses........................   8,766    8,908    6,916
                                                     -------  -------  -------
  Loss from operations..............................  (8,208) (10,248)  (5,313)
INTEREST INCOME (EXPENSE):
  Interest income...................................     413      697      548
  Interest expense..................................     (12)     (23)     (48)
                                                     -------  -------  -------
    Total interest income (expense).................     401      674      500
                                                     -------  -------  -------
  Net loss before provision for income taxes........  (7,807)  (9,574)  (4,813)
PROVISION FOR INCOME TAXES..........................      66       66       63
                                                     -------  -------  -------
  Net loss.......................................... $(7,873) $(9,640) $(4,876)
BASIC NET LOSS PER SHARE............................ $ (1.03) $ (1.28) $ (1.22)
                                                     =======  =======  =======
BASIC WEIGHTED AVERAGE COMMON SHARES................   7,677    7,548    3,994
                                                     =======  =======  =======



  The accompanying notes are an integral part of these consolidated financial statements.

                                THERMATRIX INC.

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                (In thousands, except share and per share data)

                           Convertible                                                 Foreign       Total     Compre-
                         Preferred Stock      Common Stock    Additional              Currency   Stockholders' hensive
                        ------------------  -----------------  Paid-In   Accumulated Translation    Equity      Income
                          Shares    Amount    Shares   Amount  Capital     Deficit    Agreement    (Deficit)    (Loss)
                        ----------  ------  ---------- ------ ---------- ----------- ----------- ------------- --------
BALANCE, DECEMBER 31,
 1995.................   2,554,631  $9,304     129,358  $--    $ 3,538    $(22,187)    $  --        $(9,345)   $(22,187)
Common stock issued in
 initial public
 offering at $12.50
 per share, net of
 issuance costs of
 $2,940...............         --      --    2,000,000     2    22,058         --         --         22,060         --
Exercise of stock
 options at $0.30 to
 $3.00 per share......         --      --       44,430   --         33         --         --             33         --
Exercise of warrants
 at $3.00 to $5.25 per
 share................         --      --       21,415   --         72         --         --             72         --
Common stock issued
 for cash at $12.00
 per share............         --      --        4,167   --         50         --         --             50         --
Conversion of
 redeemable
 convertible preferred
 stock................         --      --    2,712,682     3    13,401         --         --         13,404         --
Conversion of
 convertible preferred
 stock................  (2,554,631) (9,304)  2,554,631     2     9,302         --         --            --          --
Net loss..............         --      --          --    --        --       (4,876)    (4,876)       (4,876)     (4,876)
                        ----------  ------  ----------  ----   -------    --------     ------       -------    --------
BALANCE, DECEMBER 31,
 1996.................         --      --    7,466,683     7    48,454     (27,063)       --         21,398     (27,063)
Exercise of stock
 options at $0.30 to
 $3.00 per share......         --      --      109,613     1        72         --         --             73         --
Common stock issued
 for cash at $2.76 per
 share................         --      --       19,695   --         54         --         --             54         --
Common stock issued
 for cash at $2.02 per
 share................         --      --       31,683   --         64         --         --             64         --
Net loss..............         --      --          --    --        --       (9,640)       --         (9,640)     (9,640)
                        ----------  ------  ----------  ----   -------    --------     ------       -------    --------
BALANCE, DECEMBER 31,
 1997.................         --      --    7,627,674  $  8   $48,644    $(36,703)       --        $11,949    $(36,703)
Exercise of stock
 options at $0.75 to
 $4.125 per share.....         --      --       35,995   --         41         --         --             41         --
Common stock issued
 for cash at $2.18 per
 share................         --      --       32,203   --         70         --         --             70         --
Common stock issued
 for cash at $2.55 per
 share................         --      --       15,529   --         40         --         --             40         --
Equity adjustment from
 foreign currency
 translation..........         --      --          --    --        --          --          19           --           19
Net loss..............         --      --          --    --        --       (7,873)       --         (7,873)     (7,873)
                        ----------  ------  ----------  ----   -------    --------     ------       -------    --------
BALANCE, DECEMBER 31,
 1998.................         --      --   $7,711,401  $  8   $48,795    $(44,576)    $   19       $ 4,246    $(44,557)
                        ==========  ======  ==========  ====   =======    ========     ======       =======    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                                THERMATRIX INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                       For the Years Ended
                                                          December 31,
                                                     -------------------------
                                                      1998     1997     1996
                                                     -------  -------  -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss.......................................... $(7,873) $(9,640) $(4,876)
  Adjustments to reconcile net loss to net cash used
   in operating activities--
    Depreciation and amortization...................     505      453      281
    Provision for doubtful accounts.................   1,813      220      190
    Provision for uncollectible costs of uncompleted
     contracts in excess of billings................     --       500      --
    Write-off of investment in joint venture........     --       390      --
  Changes in assets and liabilities--
    (Increase) decrease in accounts receivable......  (2,961)   1,160   (2,949)
    (Increase) decrease in costs of uncompleted
     contracts in excess of billings................     547     (238)    (724)
    (Increase) decrease in prepaid expenses and
     other current assets...........................      18       84     (153)
    Increase (decrease) in accounts payable.........   3,826     (724)     292
    Increase (decrease) in billings on uncompleted
     contracts in excess of costs and revenue
     recognized.....................................     228      173     (332)
    Increase (decrease) in accrued liabilities......    (246)     (90)     399
                                                     -------  -------  -------
      Net cash used in operating activities.........  (4,143)  (7,712)  (7,872)
                                                     -------  -------  -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment...............     (64)    (465)    (408)
  Purchase of short-term investments................  (2,702) (27,887) (11,844)
  Proceeds from sale of short-term investments......   4,619   35,718      426
  Increase in patents and other assets..............    (326)    (636)    (800)
                                                     -------  -------  -------
      Net cash (used in) provided by investing
       activities...................................   1,527    6,730  (12,626)
                                                     -------  -------  -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under line of credit...................     --       --     1,000
  Repayment of line of credit borrowing.............     --       --    (1,000)
  Net proceeds from sale of Series D redeemable
   preferred stock..................................     --       --     2,083
  Net proceeds from sale/issuance of common stock...     151      191   22,215
                                                     -------  -------  -------
      Net cash provided by financing activities.....     151      191   24,298
                                                     -------  -------  -------
CUMULATIVE EFFECT OF FOREIGN EXCHANGE RATES ON
 CASH...............................................      19      --       --
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS....  (2,446)    (791)   3,800
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD....   3,990    4,781      981
                                                     -------  -------  -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD.......... $ 1,544  $ 3,990  $ 4,781
                                                     =======  =======  =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest............................ $    10  $    23  $    48
                                                     =======  =======  =======
  Cash paid for income taxes........................ $    51  $   104  $    13
                                                     =======  =======  =======
  Conversion of redeemable preferred stock.......... $   --   $   --   $13,404
                                                     =======  =======  =======
  Conversion of convertible preferred stock......... $   --   $   --   $ 9,304
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

  Management is also currently evaluating other Company alternatives to fund its fiscal 1999 cash requirements. Such alternatives include, among other things, (i) increased revenues and improved gross margins, (ii) the timely collection of accounts receivable and, (iii) divesting a portion or portions of the Company's business. These strategies are dependent upon the Company's ability, to meet its forecasts, to

                                THERMATRIX INC.

develop increased sales and generate positive gross margins, to achieve the timely collection of amounts due to the Company and to identify parties willing and able to purchase a portion or portions of the Company's business. There can be no assurances as to the timing or ultimate outcome of any of these alternatives.

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

 Cash and Cash Equivalents and Short-term Investments

  For purposes of the statements of cash flows, the Company considers all short- term investments purchased with a maturity of three months or less to be cash equivalents.

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

                                THERMATRIX INC.

  The amortized cost, aggregate fair value and gross unrealized holding gains (losses) by major security type at December 31 were as follows (in thousands):

                                                  Aggregate  Unrealized
   Amortized Cost                                 Fair Value   Gains    (Losses)
   --------------                                 ---------- ---------- -------
   1998
     Certificates of deposit....................    $1,670     $1,670    $--
     Money market instruments...................        58         58     --
                                                    ------     ------    ----
                                                    $1,728     $1,728    $--
                                                    ======     ======    ====
   1997
     Certificates of deposit....................    $1,000     $1,000    $--
     Corporate debt securities..................     5,108      5,106      (2)
     Money market instruments...................     1,154      1,154     --
                                                    ------     ------    ----
                                                    $7,262     $7,260    $ (2)
                                                    ======     ======    ====

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

 Accounts Receivable

  Accounts receivable consisted of the following (in thousands):

                                                                 December 31,
                                                                 --------------
                                                                  1998    1997
                                                                 ------  ------
   Billed....................................................... $3,274  $3,003
   Unbilled, including unpriced change orders...................  1,494     860
                                                                 ------  ------
   Total receivables............................................  4,768   3,863
   Less: Allowance for doubtful accounts........................   (100)   (343)
                                                                 ------  ------
                                                                 $4,668  $3,520
                                                                 ======  ======

                                THERMATRIX INC.

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

 Significant Customers

  Sales to significant customers as a percentage of total revenues for the years ended December 31, 1998, 1997 and 1996 were as follows:

                                                                    For the
                                                                  Years Ended
                                                                  December 31,
                                                                 ----------------
                                                                 1998  1997  1996
                                                                 ----  ----  ----
   Customer A................................................... --    --      5%
   Customer B................................................... --      3%   13%
   Customer C................................................... --    --     13%
   Customer D...................................................   5%    2%   12%
   Customer E...................................................   2%   28%  --
   Customer F...................................................   1%   10%  --
   Customer G...................................................  11%  --    --
   Customer H...................................................  51%  --    --

                                THERMATRIX INC.

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

3. Accrued Liabilities

  Accrued liabilities consisted of the following (in thousands):

                                                                      December
                                                                         31,
                                                                      ---------
                                                                      1998 1997
                                                                      ---- ----
   Commissions payable............................................... $ 45 $139
   Accrued employee compensation cost................................  120  167
   Other.............................................................  391  496
                                                                      ---- ----
                                                                      $556 $802
                                                                      ==== ====

                                THERMATRIX INC.

4. Commitments And Contingencies

  The Company leases its facilities and certain equipment under operating leases that expire through January 2003. Rent expense was approximately $428,000, $492,000 and $338,000 for the years ended December 31, 1998, 1997 and 1996, respectively. As of December 31, 1998, future minimum payments are as follows (in thousands):

      Year Ending December 31,
      ------------------------
      1999...............................................................  446
      2000...............................................................  209
      2001...............................................................   85
      2002...............................................................    9
      2003 and thereafter................................................    0
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

                                THERMATRIX INC.

 Preferred Stock

  The Company is authorized to issue 5,000,000 shares of $.001 par value undesignated preferred stock. Upon issuance, the Board of Directors will have the authority to fix the rights, preferences, privileges and restrictions thereof.

6. Common Stock

  As of December 31, 1998, the Company had remaining for issuance the following number of reserved shares of its common stock:

   Warrants to purchase common stock.................................    45,685*
   Stock options under 1987 Stock Option Plan........................   440,529
   Stock options under 1996 Stock Plan...............................   352,605
   Stock options under 1996 Director Option Plan.....................    83,334
   Employee Stock Purchase Plan......................................   117,557
                                                                      ---------
   Total shares reserved............................................. 1,019,710
                                                                      =========

  --------
  * 450,000 warrants to purchase common stock at $3.046875 were issued in conjunction with interim debt financing related to the Wahlco acquisition.

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

                                THERMATRIX INC.

 1996 Director Option Plan ("Directors Plan")

  A total of 83,334 shares of common stock has been reserved for issuance under the Directors Plan. The Directors Plan provides for an automatic grant to each director of an initial option to purchase 6,667 shares of common stock ("First Option") upon the date on which such person becomes a non-employee director, and an additional option to purchase 1,667 shares of common stock ("Subsequent Option") each year, if the director has served on the Company's Board of Directors for at least six months. Options granted under the Directors Plan expire ten years after the date of grant. Twelve and one-half percent of the shares subject to a First Option will vest six months after its date of grant and an additional twelve and one-half percent will vest at the end of each six- month period thereafter. One-half of the shares subject to a Subsequent Option will vest six months after the date of the option grant and as to the remaining one-half, one year after the date of grant. The exercise price per share of all options shall be equal to the fair market value of the Company's common stock on the date of grant. The Directors Plan will terminate in 2006.

  The following option activity occurred in all stock option plans during the three years ended December 31, 1998:

                                                  Options
                                                 Weighted               Average
                                                 Available  Outstanding Exercise
                                                 For Grant    Options    Price
                                                 ---------  ----------- --------
   Balance, December 31, 1995...................  234,386     554,477     0.98
     Authorized.................................  416,668         --       --
     Granted.................................... (273,522)    273,522     5.74
     Exercised..................................      --      (44,430)    0.74
     Expired....................................  (47,254)        --       --
     Canceled...................................    5,388      (5,388)    2.67
                                                 --------
   Balance, December 31, 1996...................  335,666     778,181     2.66
     Granted....................................  (57,469)     57,469     5.24
     Exercised..................................      --     (109,613)    0.66
     Expired....................................  (87,352)        --       --
     Canceled...................................  106,978    (106,978)    4.23
                                                 --------    --------
   Balance, December 31, 1997...................  297,823     619,059     2.98
     Granted.................................... (318,469)    318,469     3.95
                                                 --------    --------
     Exercised..................................      --      (35,995)    1.17
     Expired....................................  (24,419)        --       --
     Canceled...................................   83,921     (83,921)    7.42
                                                 --------
   Balance, December 31, 1998...................   38,856     817,612     2.98
                                                 ========    ========

                                THERMATRIX INC.

  The following table summarizes information about stock options outstanding at December 31, 1998:

                    OPTIONS OUTSTANDING OPTIONS EXERCISABLE

                                  Number     Weighted Average    Weighted        Number        Weighted
                               Outstanding      Remaining        Average      Exercisable      Average
   Range of Exercise Prices   As of 12/31/98 Contractual Life Exercise Price As of 12/31/98 Exercise Price
   ------------------------   -------------- ---------------- -------------- -------------- --------------
   $0.30--$0.75............      145,493           4.63           $ 0.56        129,382         $ 0.54
   $1.50...................      241,808           6.82           $ 1.50        217,046         $ 1.50
   $1.625--$3.00...........      178,111           8.16           $ 2.76         52,136         $ 2.86
   $4.125--$7.50...........      218,864           9.28           $ 5.06         37,152         $ 4.71
   $9.00--$12.50...........       33,336           7.58           $11.80         23,336         $11.50
                                 -------           ----           ------        -------         ------
                                 817,612           7.41           $ 2.98        459,052         $ 2.15
                                 =======           ====           ======        =======         ======

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

                                                      1998     1997     1996
                                                     -------  -------  -------
   Net loss
     As reported.................................... $(7,873) $(9,640) $(4,876)
     Pro forma...................................... $(8,344) $(9,978) $(5,087)
     Basic net loss per share As reported........... $ (1.03) $ (1.28) $ (1.22)
     Pro forma...................................... $ (1.09) $ (1.32) $ (1.27)

                                THERMATRIX INC.

  For the purpose of SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes multiple option-pricing model with the following weighted-average assumptions used for grants in 1998, 1997, and 1996:

                                 1998                    1997                   1996
                            -------------- -------------------------------- ------------
   Dividend Yield.......... 0%             0%                               0%
   Expected Volatility..... 152%-256%      125% prior to the initial public 0%
                                           offering and 85% thereafter
   Risk-free Interest       5.38-5.67%     5.59-6.50%                       5.20-6.80%
    Rate...................
   Expected Lives for Each  3.5 to 7 years 2.5 to 3 years                   1 to 2 years
    Grant..................

8. Income Taxes

  The Company follows SFAS No. 109 which prescribes an asset and liability approach to income taxes under which deferred income taxes are provided based upon enacted tax laws and rates applicable to the periods in which the taxes become payable.

  The provision for income taxes differs from the statutory United States Federal income tax rate due to the following:

                              For the Years
                             Ended December
                                   31,
                            ---------------------
                            1998    1997    1996
                            -----   -----   -----
   Provision (benefit) at
    U.S. statutory rate.... (34.0)% (34.0)% (34.0)%
   State income taxes, net
    of Federal benefit.....  (5.8)   (5.8)   (6.1)
   Increase (decrease) in
    valuation allowance....  39.8    39.8    40.0
   Other...................   --      0.1     0.1
                            -----   -----   -----
                              -- %    -- %    -- %
                            =====   =====   =====

  The provision for income taxes for the years ended December 31, 1998 and 1997 relates to state taxes against which no net operating loss can be applied.

  The net deferred income tax asset consisted of the following (in thousands):

                                                                December 31,
                                                               ----------------
                                                                1998     1997
                                                               -------  -------
   Deferred income tax assets:
     Net operating loss carryforwards......................... $15,645  $12,719
     Tax credit carryforwards.................................     303      280
     Cumulative temporary differences.........................     493      484
                                                               -------  -------
                                                                16,441   13,483
   Valuation allowance........................................ (16,441) (13,483)
                                                               -------  -------
   Net deferred income tax asset.............................. $   --   $   --
                                                               =======  =======

                                THERMATRIX INC.

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

                                THERMATRIX INC.

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

The Company's operations by geographic area are as follows:

                                                        Adjustments
                                        United  United      and
                                        States  Kingdom Eliminators Consolidated
                                        ------- ------- ----------- ------------
   1998
   Revenues............................ $ 5,881 $7,733    $13,614
   Loss from Operations................ $ 7,868 $  340    $(8,208)
   Total identifiable assets........... $10,842 $4,187    $(4,937)    $10,092

                                THERMATRIX INC.

  Prior to January 1, 1998, the Company had accounted for United Kingdom assets, liabilities and operations as a branch of the U.S. entity. Effective January 1, 1998, the Company transferred the United Kingdom net assets to a United Kingdom subsidiary.

  The Company's export revenues accounted for 2%, 35% and 14% of total revenues for the years ended December 31, 1998, 1997 and 1996, respectively. The Company's export revenue by geographic regions is as follows ($000):

                                                                  Year Ended
                                                                 December 31
                                                              ------------------
                                                              1998  1997   1996
                                                              ---- ------ ------
   Europe.................................................... $  6 $  243 $1,813
   Asia......................................................  223  2,156    133
                                                              ---- ------ ------
                                                              $229 $2,399 $1,946

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

  (a) The following documents are filed as a part of this Report:

1. Financial Statements. The following Consolidated Financial Statements of Thermatrix Inc. and Report of Independent Public Accountants are filed as a part of this Report:

                                                                         Page
                                                                         -----
   Report of Independent Public Accountants.............................    34
   Consolidated Balance Sheets--As of December 31, 1998 and 1997........    35
   Consolidated Statements of Operations--For the Three Years Ended
    December 31, 1998...................................................    36
   Consolidated Statements of Stockholders' Equity (Deficit)--For the
    Three Years Ended December 31, 1998.................................    37
   Consolidated Statements of Cash Flows--For the Three Years Ended
    December 31, 1998...................................................    38
   Notes to Consolidated Financial Statements........................... 39-51

2. Financial Statement Schedules. For years ended December 31, 1998, 1997 and
   1996:

   Schedule II. Valuation and Qualifying Accounts and Reserves..........    54

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

  10.13 First Amendment to the Amended and Restated Loan and Security Agreement between the Registrant and Venture Banking Group, a Division of Cupertino National Bank.(***)

  10.14 Sublease dated May 7, 1998 between Registrant and Clinimetrics Research Associates, Inc.(***)

  10.15 Form 8K with exhibits filed January 27, 1999 regarding the acquisition of Wahlco Environmental Systems, Inc.(***)

  10.16 Form 8K with exhibits filed March 12, 1999 regarding the Second Amended and Restated Credit Agreement related to interim debt financing arrangements with Wexford.(***)

  10.17 Form 10K with exhibits filed March 30, 1998 by Wahlco Environmental Systems, Inc.(***)

  10.18 Form 8K/A filed March 27, 1999 regarding the acquisition of Wahlco Environmental Systems, Inc.(***)

  27.1  Financial Data Schedule.(***)

(*) Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-1 (No. 333-4370) which became effective June 19, 1996.

(**) Incorporated by reference to exhibits filed with the Registrant's
     Quarterly Report on Form 10-Q for the quarter ending September 30, 1997.

(***) Incorporated by reference to exhibits filed with the Registrants Annual
      Report on Form 10-K for the fiscal year ended December 31, 1999.

  (b) Reports on Form 8-K

  None

  Trademark Acknowledgments

  Thermatrix and PADRE(R) are registered trademarks of the Company.

                                                                    Schedule II

                                THERMATRIX INC.

                       VALUATION AND QUALIFYING ACCOUNTS
                                (in thousands)

                                 Additions
                                  Balance    Charged to                Balance
                                at Beginning Costs and                 at End
Description                      of Period    Expenses  Deductions(1) of Period
-----------                     ------------ ---------- ------------- ---------
Year ended December 31, 1995
  Allowance for doubtful
   accounts....................     $150        $229        $(189)      $190
  Reserve for costs of
   uncompleted contracts in
   excess of billings..........     $200         --         $ 200        --
Year ended December 31, 1996
  Allowance for doubtful
   accounts....................     $190        $190        $(115)      $265
  Reserve for costs of
   uncompleted contracts in
   excess of billings..........      --          --           --         --
Year ended December 31, 1997
  Allowance for doubtful
   accounts....................     $265        $220        $(142)      $343
  Reserve for costs of
   uncompleted contracts in
   excess of billings..........      --         $500          --        $500
Year ended December 31, 1998
  Allowance for doubtful
   accounts....................     $343        $249        $ 492       $100
  Reserve for costs of
   uncompleted contracts in
   excess of billings..........     $500        $--         $ 500       $--

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

                                        THERMATRIX Inc.

                                                  /s/ John T. Schofield
Date: May 13, 1999                      By: ____________________________________
                                                    John T. Schofield
                                                  Chairman of the Board
                                                    President and CEO

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

May 13, 1999                                      /s/ John T. Schofield
                                        By _____________________________________
                                                    John T. Schofield
                                                 Chairman, President and
                                                 Chief Executive Officer
                                              (Principal Executive Officer)

May 13, 1999                                      /s/ Daniel S. Tedone
                                        By:_____________________________________
                                                    Daniel S. Tedone
                                              Executive Vice President and
                                                 Chief Financial Officer
                                           (Principal Financial and Accounting
                                                        Officer)

                                                  /s/ Robi Blumenstein
May 13, 1999                            By:_____________________________________
                                                    Robi Blumenstein
                                                        Director

May 13, 1999                                     /s/ Harry J. Healer Jr.
                                        By:_____________________________________
                                                  Harry J. Healer, Jr.
                                                        Director

May 13, 1999                                      /s/ Charles R. Kokesh
                                        By:_____________________________________
                                                    Charles R. Kokesh
                                                        Director

May 13, 1999                                        /s/ Frank R. Pope
                                        By:_____________________________________
                                                      Frank R. Pope
                                                        Director

May 13, 1999                                       /s/ James M. Strock
                                        By:_____________________________________
                                                     James M. Strock
                                                        Director

                                                  /s/ Joseph W. Sutton
May 13, 1999                            By:_____________________________________
                                                    Joseph W. Sutton
                                                        Director

May 13, 1999                                        /s/ John M. Toups
                                        By:_____________________________________
                                                      John M. Toups
                                                        Director