Form 10-Q
period 1999-03-31
THERMATRIX INC
filed 1999-05-14
CIK 929473

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 31, 1999.

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

                           Yes   X         No
                               -----          -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

            Class                              Outstanding at March 31, 1999
            -----                              -----------------------------
Common stock, $.001 par value                            7,712,735

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


                               TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION                                            Page
                                                                          ----

Item 1.  Financial Statements...........................................   3-5

         Condensed Consolidated Balance Sheets..........................     3

         Condensed Consolidated Statements of Operations................     4

         Condensed Consolidated Statements of Cash Flows................     5

         Notes to Condensed Consolidated Financial Statements...........   6-9

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations...........................    10

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings..............................................    19

Item 2.  Changes in Securities..........................................    19

Item 3.  Defaults Upon Senior Securities................................    19

Item 4.  Submission of Matters to a Vote of Security Holders............    19

Item 5.  Other Information..............................................    19

Item 6.  Exhibits and Reports on Form 8-K............................... 19-20

         SIGNATURE......................................................    21

                                THERMATRIX INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Thousands of Dollars)

                                                                               March 31,               December 31,
                                                                                 1999                      1998
                                                                             -----------               ----------
ASSETS                                                                       (Unaudited)                (Audited)
  CURRENT ASSETS
  Cash, short-term investments and restricted cash                            $    439                  $  3,214
  Accounts receivable, net                                                       9,645                     4,668
  Costs of uncompleted contracts, net                                            1,984                       ---
  Inventories                                                                    2,684                       ---
  Prepaid expenses and other current assets                                      1,957                       232
                                                                              --------                  --------
            Total current assets                                                16,709                     8,114

  PROPERTY AND EQUIPMENT, net                                                    5,898                       572
  GOODWILL, net                                                                  9,862                       ---
  PATENTS and Other Assets, net                                                  1,976                     1,406
                                                                              --------                  --------
TOTAL ASSETS                                                                  $ 34,445                  $ 10,092
                                                                              ========                  ========

LIABILITIES AND STOCKHOLDERS' EQUITY
  CURRENT LIABILITIES
  Notes Payable                                                               $  5,721                  $    ---
  Current Portion of Long Term Debt                                                329                       ---
  Accounts Payable                                                              12,432                     4,881
  Accrued Payroll & Related Expenses                                               872                       ---
  Accrued Liabilities and Reserves                                              11,036                       965
                                                                              --------                  --------
            Total current liabilities                                           30,390                     5,846

  LONG TERM LIABILITIES
  Long Term Debt                                                                   356                       ---
  Other Liabilities                                                              1,720                       ---
                                                                              --------                  --------
  TOTAL LONG-TERM LIABILITIES                                                    2,076                       ---

  STOCKHOLDERS' EQUITY:
  Common stock, $0.001 par value                                                     8                         8
  Additional paid-in capital                                                    49,077                    48,795
  Accumulated Deficit                                                          (44,576)                  (36,703)
  Current Year Income (Loss)                                                    (1,906)                   (7,873)
  Other Accumulated Comprehensive Income                                          (624)                       19
                                                                              --------                  --------
            Total stockholders' equity                                           1,979                     4,246
                                                                              --------                  --------
TOTAL LIABILITIES & STOCKHOLDERS EQUITY                                       $ 34,445                  $ 10,092
                                                                              ========                  ========

           See notes to condensed consolidated financial statements.

                                THERMATRIX INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (Thousands of Dollars except for per share amounts)
                                  (Unaudited)

                                                                      Three Months
                                                                     Ended March 31,
                                                                1999               1998
                                                              --------            -------
REVENUES                                                      $10,901             $ 2,882
COST OF REVENUES                                                9,432               2,527
                                                              -------             -------
      Gross margin                                              1,469                 355
                                                              -------             -------
OPERATING EXPENSES:
     Research and development                                     211                 255
     Selling, general and administrative                        3,387               1,430
                                                              -------             -------
        Total operating expenses                                3,598               1,685
                                                              -------             -------
        Loss from operations                                   (2,129)             (1,330)

OTHER INCOME:
     Interest income (expense), net                               (41)                105
     Other income                                                 263                   0
                                                              -------             -------
       Total other income                                         222                 105
                                                              -------             -------
       Net loss before income taxes                            (1,907)             (1,225)

BENEFIT (PROVISION) FOR INCOME TAXES                                1                 (16)
                                                              -------             -------
     Net loss                                                 $(1,906)            $(1,241)
                                                              =======             =======

BASIC NET LOSS PER SHARE                                      $ (0.25)            $ (0.16)
                                                              =======             =======

BASIC WEIGHTED AVERAGE
COMMON SHARES OUTSTANDING                                       7,713               7,636
                                                              =======             =======

           See notes to condensed consolidated financial statements.

                                THERMATRIX INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Thousands of Dollars)

                                                                          Three Months Ended
                                                                    ------------------------------
                                                                    March 31,            March 31,
                                                                      1999                 1998
                                                                    ---------            --------
                                                                             (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                          $(1,906)              $(1,241)
  Adjustments to reconcile net loss to net cash used in
   operating activities -
    Depreciation and amortization                                       312                   207
    Provision for doubtful accounts                                     579                    60
  Changes in assets and liabilities -
    Accounts receivable                                              (5,556)                   40
    Costs of uncompleted contracts                                   (4,668)                  281
    Prepaid expenses and other                                       (1,725)                   16
    Goodwill                                                         (9,985)                  ---
    Accounts payable                                                  7,551                   477
    Accrued liabilities                                              19,443                   106
    Billings on uncompleted contracts in excess of costs               (374)                  367
                                                                    -------               -------
  Net cash used in operating activities                               3,671                   313
                                                                    -------               -------
CASH FLOWS FROM INVESTING ACTIVITIES
  Sale of short-term investments                                      1,670                 2,552
  Purchases of property and equipment                                (5,441)                  (32)
  Increase in patents and other assets                                 (644)                  (31)
                                                                    -------               -------
  Net cash provided (used) by investing activities                   (4,415)                2,489
                                                                    -------               -------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net proceeds from sale of common stock                                282                    13
                                                                    -------               -------

INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS                         (462)                2,815

CUMULATIVE EFFECT OF FOREIGN EXCHANGE RATES ON CASH                    (643)                   17
CASH & CASH EQUIVALENTS BEGINNING OF PERIOD                           1,544                 3,990
                                                                    -------               -------

CASH & CASH EQUIVALENTS END OF PERIOD                               $   439               $ 6,822
                                                                    =======               =======
SUPPLEMENTAL CASH FLOW INFORMATION
  Cash paid for interest                                                 16                    10
  Cash paid for income taxes                                             40                    36

           See notes to condensed consolidated financial statements.

                                THERMATRIX INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                March 31, 1999
                                  (Unaudited)


1.   BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

The unaudited condensed consolidated financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) which are, in the opinion of management, necessary to state fairly the results for the three months ended March 31, 1999 and 1998. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results for the three months ended March 31, 1999 are not necessarily indicative of the results expected for the full fiscal year.


2.   BASIC NET LOSS PER SHARE

Basic net loss per share is computed using the weighted average number of shares of common stock outstanding. No diluted loss per share information has been presented in the accompanying statements of operations since potential common shares from conversion of stock options and warrants are antidilutive.


3.   SHORT-TERM INVESTMENTS

In accordance with the Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company has classified all marketable debt securities as held-to-maturity and has accounted for these investments at amortized cost. As of December 31, 1998, the Company held short-term investments with original maturities greater than three months and less than one year. As of March 31, 1999, the Company had no short-term investments.


4.   COMPREHENSIVE INCOME

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130 (SFAS
130), "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general-purpose financial statements. The following table reconciles comprehensive income under the provisions of SFAS 130 for the three months ended March 31, 1999 and 1998.

                                                  For the Three Months Ended
                                                           March 31,
                                                             ($000)
                                                  ----------------------------
                                                    1999                1998
                                                  ----------------------------
Net Income (Loss)                                 $(1,906)             $(1,306)
Other Comprehensive Income(Loss), net of tax
  Unrealized Currency Gain                        $  (624)             $    37
Comprehensive Income (Loss)                       $(2,530)             $(1,269)


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


6.   ACQUISITION OF WAHLCO ENVIRONMENTAL SYSTEMS, INC.

On January 13, 1999, the Company completed the acquisition of Wahlco Environmental Systems, Inc. ("Wahlco") for the payment of approximately $1.9 million in cash. If certain other conditions are met, the Company will be required to make additional payments of up to approximately $2.0 million to Wahlco shareholders. Also, in conjunction with the acquisition, the Company agreed to guarantee repayment by Wahlco of approximately $4.6 million of debt owed to affiliates of Wexford Management, LLC ("Wexford"), Wahlco's largest shareholder at the time of the acquisition, or guaranteed by Wexford to other parties. The Company had subsequently entered into a new credit agreement with Wexford (See Note 8). The acquisition was accounted for as a purchase. The Company has embarked on a plan to close duplicate and/or inefficient Wahlco facilities and is reducing headcount accordingly. The costs involved to close facilities and terminate employees has been recognized as liabilities assumed at the time of the Wahlco acquisition.

The allocation of the purchase price to the net assets acquired is preliminary based on management's estimate of fair value. Any changes in the allocation of purchase price will have an effect on the amount of goodwill that has been initially recorded. The amount of goodwill recorded on the preliminary allocation of purchase price is $9,985,000, which will be amortized over a 20-year period.

The Company is providing the following unaudited pro forma operating data as if the acquisition occurred on January 1, 1998. The pro forma information for the three months ended March 31, 1999 is not provided as the results of Wahlco for the period from January 1, 1999 to January 13, 1999 are not material to results of operations for the three months ended March 31, 1999.

The pro forma information is unaudited and is not necessarily indicative of the consolidated results that would have occurred if the transaction and adjustment reflected therein had been consummated in the period presented, or at any particular date in the future, nor does it purport to represent the financial position, results of operations or changes in cash flows for future periods.

                                                   For the Three Months Ended
                                                         March 31, 1998
                                                  ----------------------------
                                                  ($000 except per share data)
Revenue                                                      $ 12,098
Net Income (Loss)                                            $ (2,660)
Basic Net Income (Loss) Per Share                            $  (0.35)


7.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information regarding quantitative and qualitative disclosures about market risks is included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 in Item 1-Description of Business, Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operations, and in
Note 2 to the Consolidated Financial Statements. Information regarding quantitative and qualitative disclosures about market risks is also included in Management's Discussion and Analysis of Financial Condition and Results of Operations contained herein.


8.  SEGMENTS

During 1998, the Company adopted Statement of Financial Accounting Standards SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information." SFAS 131 requires a new basis of determining reportable business segments, i.e. the management approach. This approach requires that business segment information used by management to assess performance and manage company resources be the source for information disclosure. Although the Company is currently being organized operationally into eight divisions, at the present time management is reviewing financial information on a geographic basis. The Company incurred approximately $211,000 in research and development expenses during the first quarter of fiscal 1999 relating to its diesel engine emission reduction technology.

The Company's operations by geographic area are as follows:

     For the three months ended         United    United    Adjustments &
           March 31, 1999               States    Kingdom   Eliminations     Consolidated
-------------------------------------  --------   -------   -------------    ------------
               ($000)
Revenues                               $  5,758    $5,143                       $10,901
Income (Loss) from Operations          $ (1,472)   $ (657)                      $(2,129)
Total Identifiable Assets              $126,855    $7,582      $(99,992)        $34,445


9.   1999 CREDIT AGREEMENT

On February 25, 1999 the Company entered into the Second Amended and Restated Credit Agreement among Wahlco and the Company, as Borrowers, and the Lenders and Wexford as Agent for the Lenders (the "1999 Credit Agreement"). As of March 31, 1999, the debt outstanding was $5.7 million and bears interest at the rate of 13% per annum, payable monthly in advance. The debt matures on August 24, 1999, and may, with the payment of an additional fee of $100,000, be extended until November 22, 1999. As a further condition to the Lenders' execution and delivery of the 1999 Credit Agreement, the Company agreed to confirm its grant to the Lenders of a security interest in all existing and future assets and to cause all its significant subsidiaries to enter into guarantees and grant to the Lenders additional security interests and mortgages in all existing and future assets of the Borrowers and significant subsidiaries.

As a further condition to the 1999 Credit Agreement, the Company issued to Wexford a warrant to acquire 450,000 shares of common stock. The warrants can be exercised at any time on or before February 25, 2004 at an exercise price of $3.05 per share. The fair value of the warrant at the date of issuance is being recorded as additional interest cost over the period that the Wexford debt is outstanding.

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

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in
Item 1 of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 1998, contained in the Company's Annual Report on Form 10-K.

General
-------

Thermatrix Inc. is a global technology company engaged in the development, design, manufacture, installation, commissioning and sale of industrial process and utility equipment and systems to industrial manufacturers, electric utilities, independent power producers and co-generation plants. The Company also provides mechanical plant installation services and rents associated equipment.

The core component of the Company's technology is its proprietary flameless thermal oxidizer ("FTO") for the destruction of volatile organic compounds and hazardous air pollutants (collectively "VOCs"). The Company's products also include PADRE(R), a proprietary technology used to capture and recover very low concentration VOCs from low-to-medium flow vapor streams. In addition to its primary focus on the industrial VOC emissions control market, the Company is currently focusing its development activities on the application of its FTO technology to treat emissions from both mobile and stationary diesel engines.

On January 13, 1999, pursuant to an Agreement and Plan of Merger, dated November 9, 1998, (the "Merger Agreement"), among Wahlco Environmental Systems, Inc., ("Wahlco"), the Company and TMX Acquisition Sub I, Inc., a wholly owned subsidiary of the Company ("Merger Sub"), Merger Sub merged with and into Wahlco (the "Merger"), and Wahlco became a wholly owned subsidiary of the Company at the effective time of the Merger.

The Company paid approximately $1.9 million in cash to acquire all of the common shares and warrants of Wahlco. The Wahlco shareholders are also entitled to receive certain Contingent Payments as defined in the Merger Agreement. The Contingent Payments, which are not related to future operating results of the Company, will only be made to the Wahlco shareholders in the event that (i) the Company is able to collect monies owed to the Company by third parties, or (ii) a fully-reserved liability currently recorded on the books of the Company is substantially reduced. The Company believes, but can provide no assurances, that the Contingent Payments will not exceed $2 million in total and may be substantially less than that amount.

In connection with the Merger, the Company agreed to guaranty to Wexford Management LLC ("Wexford"), as Agent for certain lenders which are affiliates of Wexford (the "Lenders"), the obligations of Wahlco to the Lenders under an amended and restated credit agreement dated January 30, 1998 (the "1998 Credit Agreement") and to The Chase Manhattan Bank under a non-committed line of credit (the "Chase Facility") and to grant to the Lenders a security interest in all existing and future assets of the Company. The 1998 Credit Agreement was subsequently replaced with the 1999 Credit Agreement.

The Company believes this merger to be strategically significant. The business and market synergies between the Company and Wahlco in the air pollution control industry are excellent and the combination of the two firms will provide a more balanced business with a stable base, above-average growth, and global presence and performance.

The combined Company is organized operationally into eight divisions. The two Thermatrix Divisions are located in Knoxville, Tennessee and Hull, England and supply turnkey VOC abatement systems including design, engineering, manufacturing, installation and startup. The Thermatrix Divisions offer a wide range of solutions to VOC abatement including its patented FTO and adsorption suitable for a broad range of flow and wide variation in composition.

Thermatrix Diesel Systems Division, located in San Jose, California, represents the predominant research and development team of the Company. Following an extensive test program which proved that the FTO technology could destroy over 90% of the noxious emissions from diesel engines, the team has reconfigured the FTO technology to permit the product development of smaller devices suitable for use on mobile applications. Partnerships are being developed with potential end users of diesel after-treatment systems, and three agreements were entered into during fiscal year 1998 for prototype testing on locomotives, buses, and underground mining equipment.

The two Wahlco Metroflex Divisions are located in Lewiston, Maine and Chesterfield, England and design and manufacture gas flow diverters and dampers for the control and direction of gas flows in power generation facilities. In addition, it supplies fabric and metallic expansion joints and carries out fabrication for external clients as well as the Thermatrix Divisions.

Wahlco Air Systems Division, located in Santa Ana, California, designs and manufactures equipment to reduce and control air pollution at power generation facilities. Products and services include flue gas conditioning and equipment, NOx reduction systems, and industrial electric heaters and thermocouples, primarily for use in gas turbines.

Teddington Bellows Division, located in Pontardulais, South Wales, specializes in the design and manufacture of metallic bellows and expansion joints for use in pressurized piping systems. Teddington Bellows Division supplies external customers as well as the Thermatrix Divisions, for which it also carries out specialist fabrication.

Treste Services Division, located in Chesterfield, England, provides supplies and leases mechanical and industrial equipment required for maintenance and installation work. Treste Services Division provides these services externally as well as to all other divisions of the Company.

During the first quarter of fiscal 1999, the Company announced its intention to purchase Ferguson International Inc., a leading supplier of ammonia storage and handling systems used by power companies to reduce emissions of NOx, a major contributor to smog formation. Subsequent to March 31, 1999, the Company completed the acquisition on a cashless basis. The Ferguson business will operate as part of the Wahlco Air Systems Division in Santa Ana, California.

Subsequent to March 31, 1999, the Company also announced its intention to acquire the Brockington and Scott Group, comprising Brockington and Scott Holdings Limited and its wholly owned subsidiary, Brockington and Scott Limited. Brockington and Scott, which is located in Llandeilo, Carmarthenshire, South Wales, designs and manufactures expansion joints and bellows for applications with diameters from 20 millimeters to 4,000 millimeters. Brockington and Scott markets its products to the power industry and for use in marine, locomotive and diesel vehicle applications. The Brockington and Scott operation is expected to be combined with the Teddington Bellows Division.

Results of Operations
---------------------

Revenues were $10.9 million for the three months ended March 31, 1999, up from $2.9 million for the three months ended March 31, 1998. The increase in revenues was primarily attributable to the acquisition of Wahlco. Revenues from European operations for the three months ended March 31, 1999 were 47% compared to 56% of revenues for the three months ended March 31, 1998.

The Company had a gross margin contribution of $1,419,000 in the three months ended March 31, 1999 compared to a gross margin contribution of $355,000 in the comparable period in 1998. The increase in gross margin was primarily attributable to higher revenues as a result of the acquisition of Wahlco, which were sufficient to absorb the fixed and semi-fixed costs of engineering and operations in the United States and Europe.

Research and development expenses were $211,000 in the three months ended March 31, 1999, compared to $255,000 for the comparable period in 1998. The decrease in research and development expense was primarily attributable to the benefits of the grant award received from the Advanced Technology Program of the National Institute of Standards and Technology, an agency of the U.S. Department of Commerce. Research and development expenses were largely attributable to expenditures for the development and testing of a prototype system utilizing the Company's patented FTO technology for the treatment of diesel engine emissions from mobile sources.

Selling, general and administrative expenses increased to $3.4 million for the three months ended March 31, 1999, compared to $1.4 million in the comparable period in 1998. The increase in selling, general and administrative expenses reflects the higher costs of operating the combined entity after the Wahlco acquisition.

Restructuring and integration activities during the first quarter of fiscal 1999 proceeded ahead of plan. The corporate offices of Wahlco located in Santa Ana, California and Chesterfield, England were closed and all senior executive positions in the two locations were eliminated. Actions were taken to make the necessary changes to produce Thermatrix units at the Wahlco fabrication facilities in Lewiston, Maine and Chesterfield. Actions were also taken to close and sell the Wahlco property located in Thornton, Illinois.

Liquidity and Capital Resources
-------------------------------

Total cash was $439,000 at March 31, 1999, down from $3.2 million of cash and short-term investments at December 31, 1998. This decrease was primarily due to cash used for the acquisition of Wahlco and cash used in operations. The Company paid approximately $1.9 million in cash to acquire all the common shares and warrants of Wahlco. Net cash used in operating activities was $3.7 million in the three months ended March 31, 1999, compared to $313,000 used in operating activities during the three months ended March 31, 1998. There can be no guarantee that sufficient funds will be generated to cover the negative cash flow position. Failure to correct the situation will directly impact the ability to secure new orders, the ability to attract and retain quality staff and the ability to meet all existing obligations, all of which will have serious negative consequences for the Company's business, results of operations and financial condition.

The Company intends to finance its ongoing operations, including the restructuring and integration of Wahlco, primarily by raising a combination of up to $23 million in equity and debt in the second quarter of fiscal 1999. This financing is also intended to pay the outstanding debt, which has a maturity date of

August, 1999 pursuant to the terms of the 1999 Credit Agreement. The Company's financing is dependent upon the ability to attract additional equity investors and to provide sufficient security for credit facilities. There can be no assurances as to the timing or ultimate outcome of this financing.

The Company is also pursuing other alternatives to fund its fiscal 1999 cash requirements. Such alternatives include, among other things, consideration of divestiture of a portion or portions of the Company's business or real estate assets. These strategies are dependent upon the Company's ability to meet its forecasts, to develop increased sales and generate positive gross margins, to achieve the timely collection of amounts due to the Company and to identify parties willing and able to purchase a portion or portions of the Company's business. There can be no assurances as to the timing or ultimate outcome of any of these alternatives.

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

The Company has conducted a preliminary review of its products and internal computer systems to identify the systems that could be affected by the Year 2000 issue. The Company believes its products and most of its management information systems are already Year 2000 compliant, however, its existing accounting system is not. The Company plans to upgrade to a Year 2000 compliant version of its accounting system and does not anticipate that the cost of such a conversion will be material.

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

Operating Losses and Accumulated Deficit; Uncertainty of Future Profitability. The Company had a net loss of approximately $1.9 million in the quarter ended March 31, 1999 and an accumulated deficit of approximately $44.6 million at March 31, 1999. Since the Company restructured its operations in 1992, it has financed its operations primarily through private placements of equity securities totaling approximately $20.3 million and an initial public offering of its common stock with net proceeds totaling approximately $22.1 million. The Company does not expect to be profitable unless and until sales of its systems generate sufficient revenues with an appropriate gross margin to fund its operations. There can be no assurance that the Company will achieve such revenues or margins.

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

Although the Company believes that its FTO technology does not come under the U.S. EPA's current definitions of incineration, there can be no assurance that the U.S. EPA will not classify the Company's FTO technology as an incineration technology in the future. Classification as an incineration technology could significantly increase the length of time and cost of the permitting process for customers because of the requirement for a public hearing, especially where community sentiment is opposed to incineration technology. A lengthier permitting process could reduce the competitive advantages of the Company's technology and materially adversely affect the Company's business, results of operations and financial condition. In April 1999 the California Environmental Protection Agency's Department of Toxic Substances Control issued a decision to certify the FTO technology under its Environmental Technology Certification Program. The Program validates the performance of innovative treatment technologies that can help address some of the world's environmental challenges, but the certification is not available to incineration-based technologies.

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

Based upon the acquisition of Wahlco, the Company's business is also subject to the following risks and uncertainties.

Debt. As a result of the acquisition of Wahlco, the Company agreed to become the co-obligor for the outstanding obligations of Wahlco. This debt is payable to Wexford and several Lenders affiliated with Wexford. As of March 31, 1999, the debt amounts to slightly more than $5.7 million and bears interest at the rate of 13% per annum, payable monthly. The debt becomes due August 24, 1999 and can, with the payment of an additional fee of $100,000, be extended until November 22, 1999. A comprehensive security interest in all of the Company's existing and future assets (to include the assets of its significant direct and indirect subsidiaries in the U.S. and U.K.) was granted in connection with this Agreement. Failure to repay the debt or to secure alternative financing would permit Wexford to assert its rights to the underlying assets. There can be no assurance that the Company will be successful in generating sufficient resources to repay the debt when it becomes due, or that it will be successful in finding long-term replacement financing.

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

Liquidity. As a result of the net losses incurred by the Company, the acquisition of Wahlco and the significant cash demands required to meet ongoing operational obligations (including certain restructuring events to be incurred related to obtaining synergies from the Wahlco acquisition), the Company continues to experience negative cash flow. The Company anticipates it will continue to experience negative cash flows from operations and will need to issue additional equity or debt to provide funds for operations and to repay debt obligations that will become due and payable in 1999. There can be no guarantee that sufficient funds will be generated to cover the negative cash flow position. Failure to correct the situation will directly impact the ability to secure new orders, the ability to attract and retain quality staff and the ability to meet all existing obligations, all of which will have serious negative consequences for the Company's business, results of operations and financial condition.

Performance Bonds. Wahlco has experienced operating losses for each of the past six years, and losses have continued in 1998. For 1998, unaudited losses before year-end adjustments and write-offs totaled approximately $6.4 million. In 1996 and 1997, the independent public accountants of Wahlco qualified their report on the company's financial statements expressing the substantial doubt as to the company's ability to continue as a going concern. One result of these continued operating losses and the going concern opinion is that customers have required letters of credit or performance bonds prior to placing orders. There can be no guarantee that the Company will be able to secure such credit instruments sufficient to meet customer requirements and this can have a serious impact on winning new orders.

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

Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits:
       3.3  Restated Certificate of Incorporation of Registrant.(**)
       3.4  Amended and Restated Bylaws of Registrant.(*)
       4.2  Amended and Restated Investor Rights Agreement.(*)
      10.1 Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.(*)
      10.2  1987 Incentive Stock Plan, as amended and related agreements.(*)
      10.3  1996 Stock Plan and form of Stock Option Agreement thereunder.(*)
      10.4  Employee Stock Purchase Plan and forms of agreement thereunder.(*)
      10.5 1996 Director Option Plan and form of Director Stock Option Agreement thereunder.(*)
      10.6 Asset Purchase Agreement between the Registrant and Purus, Inc. dated January 4, 1996.(*)
      10.8 Lease dated June 24, 1995 between the Registrant and American General Life Insurance Company.(*)
      10.11 Amended and Restated Loan and Security Agreement between the Registrant and Venture Banking Group, a Division of Cupertino National Bank, dated January 21, 1998.(***)
      10.12 1996 Stock Plan:  UK Rules for Employees.(***)
      10.13 First Amendment to the Amended and Restated Loan and Security Agreement between Registrant and Venture Banking Group, a Division of Cupertino National Bank.(***)

      10.14 Sublease dated May 7, 1998 between Registrant and Clinimetrics Research Associates, Inc.
      10.17 Form 10-K with exhibits filed March 30, 1998 by Wahlco Environmental Systems, Inc.
      27.1  Financial Data Schedule.
      ------------
         (*) Incorporated by reference to exhibits filed with the Registrant's
             Registration Statement on Form S-1 (No. 333-4370) which became effective June 19, 1996.
        (**) Incorporated by reference to exhibits filed with the Registrant's
             Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.
       (***) Incorporated by reference to exhibits filed with the Registrant's
             Annual Report on Form 10-K for the year ended December 31, 1998.

(b)   Reports on Form 8-K

      Form 8-K with exhibits filed January 13, 1999 regarding the acquisition of Wahlco Environmental Systems, Inc.

      Form 8-K filed February 25, 1999 regarding the Second and Amended Restated Credit Agreement related to interim debt financing arrangements with Wexford.

      Form 8-K with exhibits filed March 12, 1999 regarding the Second and Amended Restated Credit Agreement related to interim debt financing arrangements with Wexford.

      Form 8-K/A dated March 29, 1999 Pro Forma Financial Statements related to Acquisition of Wahlco Environmental Systems, Inc.

Trademark Acknowledgments

 .  Thermatrix and PADRE(R) are registered trademarks of the Company.

                                   SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       THERMATRIX INC.



Date: March 14, 1999                   By:  /s/ Daniel S. Tedone
                                          ----------------------
                                          Daniel S. Tedone
                                          Executive Vice President and
                                          Chief Financial Officer
                                          (Principal Financial and Accounting
                                          Officer)