Form 10-Q
period 1999-06-30
THERMATRIX INC
filed 1999-08-16
CIK 929473

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 1999.

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

                            Yes      X         No
                          ---------         ---------


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                  Class                           Outstanding at June 30, 1999
                  -----                           ----------------------------
     Common stock, $.001 par value                           7,768,940

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


                               TABLE OF CONTENTS



PART I.     FINANCIAL INFORMATION                                                                     Page
                                                                                                      ----

Item 1.     Financial Statements....................................................................     3-5

            Condensed Consolidated Balance Sheets...................................................       3

            Condensed Consolidated Statements of Operations.........................................       4

            Condensed Consolidated Statements of Cash Flows.........................................       5

            Notes to Condensed Consolidated Financial Statements....................................    6-10

Item 2.     Management's Discussion and Analysis of Financial Condition and Results
            of Operations...........................................................................      11

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings.......................................................................      22

Item 2.     Changes in Securities...................................................................      22

Item 3.     Defaults Upon Senior Securities.........................................................      22

Item 4.     Submission of Matters to a Vote of Security Holders.....................................      22

Item 5.     Other Information.......................................................................      22

Item 6.     Exhibits and Reports on Form 8-K........................................................   22-28

            SIGNATURE...............................................................................      29

                                THERMATRIX INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Thousands of Dollars)


                                                                                     June 30,                December 31,
                                                                                      1999                      1998
                                                                                   -----------               -----------
                                                                                   (Unaudited)
ASSETS
            CURRENT ASSETS
            Cash, short-term investments and restricted cash                           $  6,780                  $  3,214
            Accounts receivable, net                                                     10,759                     4,668
            Costs of uncompleted contracts, net                                             442                       ---
            Inventories                                                                   2,209                       ---
            Prepaid expenses and other current assets                                     1,592                       232
                                                                                       --------                  --------
               Total current assets                                                      21,782                     8,114

            PROPERTY AND EQUIPMENT, net                                                   5,662                       572
            GOODWILL, net                                                                 9,739                       ---
            PATENTS and Other Assets, net                                                 1,641                     1,406
                                                                                       --------                  --------

TOTAL ASSETS                                                                           $ 38,824                  $ 10,092
                                                                                       ========                  ========
LIABILITIES AND STOCKHOLDERS' EQUITY
            CURRENT LIABILITIES
            Notes Payable                                                              $  5,721                  $    ---
            Current Portion of Long Term Debt                                               295                       ---
            Accounts Payable                                                             13,223                     4,881
            Accrued Payroll & Related Expenses                                              704                       ---
            Accrued Liabilities and Reserves                                             10,598                       965
                                                                                       --------                  --------
               Total current liabilities                                                 30,541                     5,846

            LONG TERM LIABILITIES
            Other Liabilities                                                             1,820                       ---
                                                                                       --------                  --------
            TOTAL LONG-TERM LIABILITIES                                                   1,820                       ---

            STOCKHOLDERS' EQUITY:
            Common stock, $0.001 par value                                                    8                         8
            Series "E" convertible preferred, .001 par value                                ---                       ---
            Additional paid-in capital                                                   54,776                    48,795
            Accumulated Deficit                                                         (47,604)                  (44,576)
            Other Accumulated Comprehensive (Loss) Income                                  (717)                       19
                                                                                       --------                  --------
            Total stockholders' equity                                                    6,463                     4,246
                                                                                       --------                  --------
TOTAL LIABILITIES & STOCKHOLDERS EQUITY                                                $ 38,824                  $ 10,092
                                                                                       ========                  ========

           See notes to condensed consolidated financial statements.

                                THERMATRIX INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (Thousands of Dollars except for per share amounts)
                                  (Unaudited)


                                                            Three Months                             Six Months
                                                           Ended June 30,                          Ended June 30,
                                               --------------------------------------  --------------------------------------
                                                      1999                1998                1999                1998
                                               ------------------  ------------------  ------------------  ------------------

REVENUES                                              $ 9,964             $ 2,796             $20,865             $ 5,678
COST OF REVENUES                                        7,802               2,620              17,234               5,147
                                                      -------             -------             -------             -------
     Gross margin                                       2,162                 176               3,631                 531

OPERATING EXPENSES
     Research and development                             189                 407                 400                 662
     Selling, general and administrative                3,131               1,436               6,518               2,866
                                                      -------             -------             -------             -------
          Total operating expenses                      3,320               1,843               6,918               3,528
                                                      -------             -------             -------             -------
          Loss from operations                         (1,158)             (1,667)             (3,287)              2,997

OTHER INCOME
     Interest income (expense), net                      (295)                105                (336)                210
     Other income (expense), net                          349                  42                 612                  42
                                                      -------             -------             -------             -------
          Total other income                               54                 147                 276                 252
                                                      -------             -------             -------             -------
          Net loss before income taxes                 (1,104)             (1,520)             (3,011)              2,745

PROVISION
FOR INCOME TAXES                                          (18)                (17)                (17)                (33)
                                                      -------             -------             -------             -------
     Net loss                                         $(1,122)            $(1,537)            $(3,028)            $ 2,778
                                                      =======             =======             =======             =======

BASIC NET LOSS PER SHARE                               $(0.15)             $(0.20)             $(0.39)             $(0.36)
                                                      =======             =======             =======             =======

BASIC WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING                                            7,737               7,671               7,725               7,653
                                                      =======             =======             =======             =======




           See notes to condensed consolidated financial statements.

                                THERMATRIX INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Thousands of Dollars)




                                                                              Six Months Ended
                                                              -----------------------------------------------
                                                                      June 30,                 June 30,
                                                                       1999                     1998
                                                              ----------------------    ---------------------
                                                                              (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                             $(3,028)                 $(2,778)
   Adjustments to reconcile net loss to net cash used in
   operating activities:
      Depreciation and amortization                                      13,916                      379
      Provision for doubtful accounts                                     1,095                      129
   Changes in assets and liabilities net of effects from
   purchase of Wahlco Environmental Systems, Inc.:
      (Increase) decrease in accounts receivable                           (437)                    (900)
      (Increase) decrease in costs of uncompleted contracts                 591                      197
      (Increase) decrease in inventory                                      626                        -
      (Increase) decrease in prepaid expenses and other                    (522)                      28
      (Increase) decrease in goodwill                                         -                        -
      Increase (decrease) in accounts payable                            (8,300)                   1,360
      Increase (decrease) in accrued liabilities                          9,410                      (49)
      Increase (decrease) in billings on uncompleted contracts
        in excess of costs                                                 (913)                     253
                                                                        -------                  -------
          Net cash provided by (used in) operating activities            12,438                   (1,381)
                                                                        -------                  -------

CASH FLOWS FROM INVESTING ACTIVITIES
     Sale of short-term investments                                       1,670                    1,962
     Purchases of property and equipment                                (12,094)                     (65)
     Increase in patents and other assets                                  (283)                    (162)
     Purchase of Wahlco Environmental Systems, Inc. net
     of cash acquired                                                    (1,740)                       -
                                                                        -------                  -------
         Net cash provided by (used) in investing activities            (12,447)                   1,735
                                                                        -------                  -------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of common stock                                   389                      105
   Proceeds from issuance of preferred stock                              5,592                        -
                                                                        -------                  -------
         Net cash provided by financing activities                        5,981                      105
                                                                        -------                  -------

INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS                            5,972                      459
                                                                        -------                  -------

CUMULATIVE EFFECT OF FOREIGN EXCHANGE RATES
      ON CASH                                                              (736)                      10

CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD                             1,544                    3,990
                                                                        -------                  -------
CASH AND CASH EQUIVALENTS END OF PERIOD                                 $ 6,780                  $ 4,459
                                                                        =======                  =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

   Cash paid during the year for:
       Interest (net of amount capitalized)                                 213                       10
       Income taxes                                                          40                       42

           See notes to condensed consolidated financial statements.

                                THERMATRIX INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1999
                                  (Unaudited)


1.   BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

The unaudited condensed consolidated financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) which are, in the opinion of management, necessary to state fairly the results for the three months and six months ended June 30, 1999 and 1998. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results for the three months and six months ended June 30, 1999 are not necessarily indicative of the results expected for the full fiscal year.

In addition, the Company currently intends to finance its ongoing operations and strategic growth plan by raising a combination of up to $27 million in equity and debt during fiscal 1999. The Company has engaged an investment advisory firm on an exclusive basis to assist with the placement of up to $15 million in equity and is in the due diligence process with two credit institutions concerning the placement of a senior term and revolving credit facility of up to $12 million. This financing is also intended to pay the outstanding debt pursuant to the terms of the 1999 Credit Agreement. The debt matures on August 24, 1999, and may, with the payment of an additional fee of $100,000, be extended until November 22, 1999. The Company's financing is dependent upon the ability to attract additional equity investors and to provide sufficient security for credit facilities. There can be no assurances as to the timing or ultimate outcome of this financing.

The Company is also pursuing other alternatives to fund its remaining fiscal 1999 cash requirements. Such alternatives include, among other things, consideration of divestiture of a portion or portions of the Company's business or real estate assets. These strategies are dependent upon the Company's ability to meet its forecasts, to develop increased sales and generate positive gross margins, to achieve the timely collection of amounts due to the Company and to identify parties willing and able to purchase a portion or portions of the Company's business. There can be no assurances as to the timing or ultimate outcome of any of these alternatives. The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company's ability to continue as a going concern is dependent upon completing the contemplated equity and debt transactions in fiscal 1999. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.


2.   BASIC NET LOSS PER SHARE

Basic net loss per share is computed using the weighted average number of shares of common stock outstanding. No diluted loss per share information has been presented in the accompanying statements of operations since potential common shares from conversion of stock options and warrants are antidilutive.


3.   COMPREHENSIVE INCOME

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130 (SFAS
130), "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general-purpose financial statements. The following table reconciles comprehensive income under the provisions of SFAS 130 for the three months and six months ended June 30, 1999 and 1998.

                                                              For the Three Months Ended
                                                                        June 30,
                                                                         ($000)
                                                    --------------------------------------------
                                                              1999                    1998
                                                    --------------------------------------------
Net Loss                                                   $(1,122)                $(1,537)
Other Comprehensive Income(Loss), net of tax
        Unrealized Currency Gain (Loss)                    $   (93)                $   (7)
Comprehensive Income (Loss)                                $(1,215)                $(1,544)


                                                               For the Six Months Ended
                                                                      June 30,
                                                                       ($000)
                                                    --------------------------------------------
                                                               1999                   1998
                                                    --------------------------------------------
Net Loss                                                    $(3,028)               $(2,778)
Other Comprehensive Income (Loss), net of tax
        Unrealized Currency Gain (Loss)                     $  (717)               $    13
Comprehensive Income (Loss)                                 $(3,745)               $(2,765)


4.  NONCASH INVESTING AND FINANCING ACTIVITIES

The Company purchased all of the capital stock of Wahlco Environmental Systems, Inc. for $2,231,000. In conjunction with the acquisition, liabilities were assumed as follows:

          Fair value of assets acquired    $28,549,000
          Purchase of capital stock          2,231,000
                                           -----------

          Liabilities assumed              $26,318,000
                                           ===========

The purchase price is composed of $1,582,000 paid at closing for the acquisition of the capital stock, $350,000 paid at closing for fees and expenses related to the acquisition, and $299,000 for other expenses related to the transaction.

Cash acquired in the acquisition was $491,000.

Reconciliation of amounts paid and the debt assumed to the total purchase price is as follows:

          Current assets                   $11,661,000
          Property, plant and equipment      6,368,000
          Other assets                         535,000
          Goodwill                           9,985,000
                                           -----------
                                           $28,549,000
                                           -----------

          Current liabilities              $22,179,000
          Long-term liabilities              4,139,000
                                           -----------
                                           $26,318,000
                                           -----------

          Purchase price                   $ 2,231,000
                                           ===========

5.   ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheets as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Statement 133 is effective for fiscal quarters of all fiscal years beginning after June 15, 2000. The Company does not expect the adoption of Statement 133 to have a material effect on the its financial position or results of operations.

6.   ACQUISITION OF WAHLCO ENVIRONMENTAL SYSTEMS, INC.

On January 13, 1999, the Company completed the acquisition of Wahlco Environmental Systems, Inc. ("Wahlco"). Wahlco designs, manufactures, and sells combined cycle gas turbine products, metallic and fabric bellows, air pollution control equipment, and related products and services to electric utilities, independent power producers, co-generation plants, and industrial manufacturers worldwide. The Company acquired all of the outstanding common shares and warrants of Wahlco for the payment of approximately $1.9 million in cash. If certain other conditions are met, the Company will be required to make additional payments of up to approximately $2.0 million to Wahlco shareholders. As of June 30, 1999, the conditions related to the additional payments have not been met. Also, in conjunction with the acquisition, the Company agreed to guarantee repayment by Wahlco of approximately $4.6 million of debt owed to affiliates of Wexford Management, LLC ("Wexford"), Wahlco's largest shareholder at the time of the acquisition, or guaranteed by Wexford to other parties. The Company had subsequently entered into a new credit agreement with Wexford (See
Note 8). The acquisition was accounted for as a purchase and the results of Wahlco have been included in the accompanying condensed financial statements from the date of acquisition. As of the acquisition date, the Company has embarked on the formulation and implementation of a plan to close duplicate and/or inefficient Wahlco facilities and is reducing headcount accordingly. The costs involved to close facilities and terminate employees have been recognized as liabilities assumed at the time of the Wahlco acquisition. The types and amounts of exit liabilities included in the purchase price recorded in connection with the acquisition are:

Personnel Terminations and Relocations                        $1,996,000
Facility Closures and Relocations                              1,720,000
Company Closures                                                 324,000
                                                              ----------
Total                                                         $4,040,000
                                                              ==========

As of June 30, 1999, a total amount of $626,347 has been charged against the foregoing liabilities. At the present time the Company does not believe that there are any unresolved issues that may result in additional liabilities leading to an adjustment of the purchase price.

The allocation of the purchase price to the net assets acquired is preliminary based on management's estimate of fair value. Any changes in the allocation of purchase price will have an effect on the amount of goodwill that has been initially recorded. The amount of goodwill recorded on the preliminary allocation of purchase price is $9,985,000, which will be amortized on a straight-line basis over a 20-year period.

The Company is providing the following unaudited pro forma operating data as if the acquisition occurred on January 1, 1998. The pro forma information for the three months and six months ended June 30, 1999 is not provided as the results of Wahlco for the period from January 1, 1999 to January 13, 1999 are not material to results of operations for the three months and six months ended June 30, 1999.

The pro forma information is unaudited and is not necessarily indicative of the consolidated results that would have occurred if the transaction and adjustment reflected therein had been consummated in the period presented, or at any particular date in the future, nor does it purport to represent the financial position, results of operations or changes in cash flows for future periods.

                                            For the Three Months Ended      For the Six Months Ended
                                                   June 30, 1998                  June 30, 1998
                                           -----------------------------  -----------------------------
                                           ($000 except per share data)   ($000 except per share data)
Revenue                                             $13,120                        $25,218
Net Loss                                            $(2,293)                       $(4,953)
Basic Net Loss Per Share                            $ (0.30)                       $ (0.65)


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

8.  SEGMENTS

During 1998, the Company adopted Statement of Financial Accounting Standards SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information." SFAS 131 requires a new basis of determining reportable business segments, i.e. the management approach. This approach requires that business segment information used by management to assess performance and manage company resources be the source for information disclosure. Although the Company is currently being organized operationally into eight divisions, at the present time management is reviewing financial information on a geographic basis. The Company incurred approximately $189,000 and $400,000, respectively, in research and development expenses during the three months and six months ended June 30, 1999 relating to its diesel engine emission reduction technology.

The Company's operations by geographic area are as follows:


     For the three months ended              United            United          Adjustments &
            June 30, 1999                    States           Kingdom          Eliminations        Consolidated
-------------------------------------    ---------------  ----------------  -------------------  -----------------
               ($000)
Revenues                                     $  4,266           $ 5,698                                 $ 9,964
Gain (Loss) from Operations                  $    269           $(1,427)                                $ 1,158



      For the six months ended               United           United          Adjustments &
            June 30, 1999                    States           Kingdom          Eliminations        Consolidated
-------------------------------------    --------------   ---------------   ------------------   ----------------
               ($000)
Revenues                                     $ 10,024            $10,841                                 $20,865
Loss from Operations                         $ (2,899)           $  (388)                                $(3,287)
Total Identifiable Assets                    $132,187            $ 6,456             $(99,794)           $38,849


9.    1999 CREDIT AGREEMENT

On February 25, 1999 the Company entered into the Second Amended and Restated Credit Agreement among Wahlco and the Company, as Borrowers, and the Lenders and Wexford as Agent for the Lenders (the "1999 Credit Agreement"). As of June 30, 1999, the debt outstanding was $5.7 million and bears interest at the rate of 13% per annum, payable monthly in advance. The debt matures on August 24, 1999, and may, with the payment of an additional fee of $100,000, be extended until November 22, 1999. As a further condition to the Lenders' execution and delivery of the 1999 Credit Agreement, the Company agreed to confirm its grant to the Lenders of a security interest in all existing and future assets and to cause all its significant subsidiaries to enter into guarantees and grant to the Lenders additional security interests and mortgages in all existing and future assets of the Borrowers and significant subsidiaries.

As a further condition to the 1999 Credit Agreement, the Company issued to Wexford a warrant to acquire 450,000 shares of common stock. The warrants can be exercised at any time on or before February 25, 2004 at an exercise price of $3.05 per share. The fair value of the warrant at the date of issuance was recorded as additional interest cost and this amount is being recognized as interest expense over the period that the Wexford debt is outstanding.

10.  ACQUISITION OF FERGUSON INTERNATIONAL, INC.

Pursuant to an Asset Purchase Agreement dated April 30, 1999 between InAmerica Corporation and the Company, the Company acquired the assets of Ferguson International Inc., a supplier of ammonia storage and handling systems used by power companies to reduce emissions of NOx, a major contributor to smog formation. The Company accounted for the acquisition of the Ferguson business as a purchase and the results of the Ferguson business are included in the accompanying condensed financial statements from the date of acquisition. The Ferguson business was combined with and is operating as part of the Wahlco Air Systems Division in Santa Ana, California. In full consideration for the transfer of the assets, the Company will pay InAmerica Corporation a royalty of 4% of the aggregate net invoice value of gross sales until the earlier of (i) 5 years from the closing date, or (ii) InAmerica Corporation has received $5 million in aggregate royalty payments. Given that no consideration was exchanged or liabilities assumed in connection with this acquisition, the only accounting for this acquisition will be the recognition of royalty expense as incurred.

11.  ISSUANCE OF CONVERTIBLE PREFERRED STOCK, SERIES E

On June 30, 1999 the Company closed a private placement of 6,000 shares of Series E 8% Convertible Preferred Stock (the "Series E Stock") at a purchase price of $1,000 per share in the aggregate amount of $6,000,000. The two largest existing shareholders of the Company's common stock combined to purchase $3 million of the Series E Stock and a single new investor purchased the remainder (the "Investors"). The Series E Stock is convertible into common stock of the Company on certain terms and at a conversion price to be determined at the time of conversion in accordance with the Company's Certificate of Designation. The issuance of the Series E Stock was made pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Section 4(2) thereof. On July 9, 1999, the 10-day notification period to shareholders was completed and the Company received net proceeds of approximately $5.6 million after costs of issuance totaling approximately $400,000.

Under the Certificate of Designation, at the option of an Investor, the Series E Stock is convertible into shares of the common stock of the Company based upon a conversion price of $5.00 per share, or if lower, 85% of the arithmetic mean of the 15 lowest closing bid prices during the 30 trading days preceding such date of conversion. Fifty percent of the Series E Stock may be converted after November 27, 1999 and any remaining Series E Stock may be converted after January 26, 2000. On June 30, 2002 the Series E Stock will automatically convert into shares of common stock based upon a conversion price of the lesser of $5.00 or 85% of the market price, as defined. The Company has the right to redeem the Series E Stock at any time for 130% of the original purchase price together with any accrued and unpaid dividends. The Series E Stock bears a dividend of 8% payable in cash or stock at the option of the Company. Under the Common Stock Purchase Warrant dated June 30, 1999 between the Company and each of the Investors, the Company issued warrants to purchase common stock equivalent to 35,000 shares of common stock per $1 million of Series E Stock purchased (the "Warrants"). The Warrants may be exercised at $5.31 per share prior to June 30, 2002. The fair value of the Warrants at the date of issuance has been recorded as an issuance cost of the Series E Stock.

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

During the second quarter of fiscal 1999, the Company announced that it had signed a letter of intent to acquire the Brockington and Scott Group, comprising Brockington and Scott Holdings Limited and its wholly owned subsidiary, Brockington and Scott Limited. Brockington and Scott, which is located in Llandeilo, Carmarthenshire, South Wales, designs and manufactures expansion joints and bellows for applications with diameters from 20 millimeters to 4,000 millimeters. Brockington and Scott markets its products to the power industry and for use in marine, locomotive and diesel vehicle applications. The Brockington and Scott operation is expected to be combined with the Teddington Bellows Division. As of this date, the Company had not finalized the definitive agreement for the acquisition of Brockington and Scott.

During the second quarter of fiscal 1999, the Company also announced that it had signed a letter of intent to acquire PANDA Supplies Limited, a supplier of products and services to continuously operating facilities in the offshore oil and petrochemical industries in the U.K. PANDA's facilities are located in northeast England and Scotland. The PANDA operation is expected to be combined with the Company's Treste Services Division. As of this date, the Company had not finalized the definitive agreement for the acquisition of PANDA.

Results of Operations
---------------------

Revenues were $10.0 million and $20.9 million, respectively, for the three months and six months ended June 30, 1999, up from $2.8 million and $5.7 million, respectively, for the three months and six months ended June 30, 1998. The increase in revenues was primarily attributable to the acquisition of Wahlco. Revenues from European operations for the three months and six months ended June 30, 1999 were 57% and 52%, respectively, compared to 53% and 54% of revenues for the three months and six months ended June 30, 1998.

The Company had a gross margin contribution of $2.2 million and $3.6 million, respectively, in the three months and six months ended June 30, 1999 compared to a gross margin contribution of $176,000 and $533,000 in the comparable periods in 1998. The increase in gross margin was primarily attributable to higher revenues as a result of the acquisition of Wahlco, which were sufficient to absorb the fixed and semi-fixed costs of engineering and operations in the United States and Europe.

Research and development expenses were $189,000 and $400,000, respectively, in the three months and six months ended June 30, 1999, compared to $407,000 and $663,000 for the comparable periods in 1998. The decrease in research and development expense was primarily attributable to the benefits of the grant award received from the Advanced Technology Program of the National Institute of Standards and Technology, an agency of the U.S. Department of Commerce.
Research and development expenses were largely attributable to expenditures for the development and testing of a prototype system utilizing the Company's patented FTO technology for the treatment of diesel engine emissions from mobile sources.

Selling, general and administrative expenses increased to $3.1 million and $6.5 million, respectively, for the three months and six months ended June 30, 1999, compared to $1.4 million and $2.9 million in the comparable periods in 1998.
The increase in selling, general and administrative expenses reflects the higher costs of operating the combined entity after the Wahlco acquisition.

Liquidity and Capital Resources
-------------------------------

Total cash and short-term investments was $6.8 million at June 30, 1999, an increase from $3.2 million of cash and short-term investments at December 31, 1998. The increase is primarily due to the placement of 6,000 shares of Series E 8% Convertible Preferred Stock (the "Series E Stock") in escrow on June 30, 1999. Net cash provided by operating activities was $12.4 million in the six months ended June 30, 1999, primarily due to the acquisition of Wahlco in January 1999, compared to $1.4 million used in operating activities during the six months ended June 30, 1998. There can be no guarantee that sufficient funds will be generated to cover the negative cash flow position. Failure to correct the situation will directly impact the ability to secure new orders, the ability to attract and retain quality staff and the ability to meet all existing obligations, all of which will have serious negative consequences for the Company's business, results of operations and financial condition.

On June 30, 1999 the Company closed a private placement of 6,000 shares of Series E Stock, at a purchase price of $1,000 per share in the aggregate amount of $6,000,000. The two largest existing shareholders of the Company's common stock combined to purchase $3 million of the Series E Stock and a single new investor purchased the remainder (the "Investors"). The Series E Stock is convertible into common stock of the Company on certain terms and at a conversion price to be determined at the time of conversion in accordance with the Company's Certificate of Designation. The issuance of the Series E Stock was made pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Section 4(2) thereof. On July 9, 1999, the 10 day notification period to shareholders was completed and the Company received net proceeds of approximately $5.6 million after costs of issuance totaling approximately $400,000.

Under the Certificate of Designation, at the option of an Investor, the Series E Stock is convertible into shares of the common stock of the Company based upon a conversion price of $5.00 per share, or if lower, 85% of the arithmetic mean of the 15 lowest closing bid prices during the 30 trading days preceding such date of conversion. Fifty percent of the Series E Stock may be converted after November 27, 1999 and any remaining Series E Stock may be converted after January 26, 2000. On June 30, 2002 the Series E Stock will automatically convert into shares of common stock based upon a conversion price of the lesser of $5.00 or 85% of the market price, as defined. The Company has the right to redeem the Series E Stock at any time for 130% of the original purchase price together with any accrued and unpaid dividends. The Series E Stock bears a dividend of 8% payable in cash or stock at the option of the Company. Under the Common Stock Purchase Warrant dated June 30, 1999 between the Company and each of the Investors, the Company issued warrants to purchase common stock equivalent to 35,000 shares of common stock per $1 million of Series E Stock purchased (the "Warrants"). The Warrants may be exercised at $5.31 per share prior to June 30, 2002. The fair value of the Warrants at the date of issuance has been recorded as an issuance cost of the Series E Stock.

In addition, the Company currently intends to finance its ongoing operations and strategic growth plan by raising a combination of up to $27 million in equity and debt during fiscal 1999. The Company has engaged an investment advisory firm on an exclusive basis to assist with the placement of up to $15 million in equity and is in the due diligence process with two credit institutions concerning the placement of a senior term and revolving credit facility of up to $12 million. This financing is also intended to pay the outstanding debt pursuant to the terms of the 1999 Credit Agreement. The debt matures on August 24, 1999, and may, with the payment of an additional fee of $100,000, be extended until November 22, 1999. The Company's financing is dependent upon the ability to attract additional equity investors and to provide sufficient security for credit facilities. There can be no assurances as to the timing or ultimate outcome of this financing.

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

The Company expects to complete the acquisition of Brockington and Scott as well as PANDA in fiscal 1999. The Company plans to finance these acquisitions with a portion of the proceeds from the additional equity and/or debt financing to be completed in fiscal 1999.

Year 2000 Compliance
--------------------

Year 2000 issue arises from computer programs that use two digits rather than four to define the applicable year. Such computer programs may cause computer systems to recognize a date using "00" as the calendar year 1900 rather than the calendar year 2000. Systems that do not properly recognize such information could generate erroneous dates or cause a system to fail.

The Company has conducted a review of its products and internal computer systems to identify the systems that could be affected by the Year 2000 issue. The Company believes its products and the overwhelming majority of its management information systems are, or will be, compliant. Expenditures to date have not been material and the Company does not anticipate that costs of remedial actions going forward will be material. To date, no Year 2000 problems have been encountered and no IT projects have been, nor are any expected to be, deferred.

The Company's program to assess and, where necessary, remediate significant information systems readiness includes the following phases:

     . Phase 1 - Identification of significant systems. This phase was completed on February 1, 1999.
     . Phase 2 - Assessment of each system's compliance status by contacting manufacturers via telephone, web pages, or testing, as appropriate. This phase was completed on March 1, 1999.
     . Phase 3 - Identification of remedial steps to be taken and associated worst-case costs in cases of non-compliance. This includes hardware and software upgrades, patches, or replacement. This phase was completed on March 30th, 1999.
     . Phase 4 - Implementation and testing of remedies. The target date for completion of Phase 4 is October 15, 1999.
     . Phase 5 Development of contingency plans. The target completion date for this phase is October 29, 1999.

Significant information systems include:

     . Network systems hardware and operating systems, including file servers, applications servers, and associated operating system software.
     .  Applications software  accounting/ERP, design, office suite, e-mail
     .  Communications systems  telephone, voice mail, fax

Discussion of compliance status of significant information systems.  All
-------------------------------------------------------------------
network hardware has been assessed and is believed to be 100% compliant.
Patches available from manufacturers at no cost have been applied to those operating systems deemed non-compliant. All applications servers are in compliance; these include accounting and e-mail hardware. Testing has included setting system dates forward to 12/31/99 and allowing them to roll over to January 1, 2000 and in certain cases, compliance testing programs available from manufacturers have been run. In all cases, date testing was successful.

The corporate and Thermatrix Ltd. offices utilize the same accounting system, and a compliant version has been supplied by the manufacturer as part of the annual maintenance contract. The update was installed in the corporate office in June and testing is expected to be complete at that location by July 15th. Installation and testing are expected to be completed in the UK office by September 15th. To date, accounting systems at Wahlco are 33% compliant. Two systems are not currently Y2K compliant; the expected completion date for upgrade installation and testing is October 15th. The design software used at all divisions company-wide does not perform date calculations; date stamping of drawings is dependent upon system dates.

Office suite applications at Thermatrix will have no-cost compliant updates applied and tested by September 15th. E-mail client software is currently 33% compliant; client computers running non-compliant software are being updated with no-cost upgrades; the expected completion date is August 15th. E-mail software for Wahlco is believed to be in compliance at this time; any required updates have been applied. Office suite software is believed to be compliant at all Wahlco locations except one; critical need at that facility is currently being evaluated.

For all divisions, equipment including fax machines and telephone systems have been tested and found to be compliant, and manufacturers and vendors have verified that compliance. Voice mail systems for Thermatrix and Wahlco are each currently 66% compliant; each has one non-compliant system scheduled for upgrade in September.

Discussion of significant non-information systems.  Significant non-information
--------------------------------------------------
systems include environmental, power, and alarm systems at Company physical facilities.

The Company has received assurances from building owners and/or property management companies that they are working to ensure no disruptions in facilities systems by contacting equipment and service vendors. These companies have been included in questionnaire distributions and their progress toward compliance assessment and testing is being monitored. Electronic alarm systems and locks procured by the Company (all divisions) are in compliance.

Discussion of third party compliance.  The Company's business may be disrupted
-------------------------------------
in other ways by Year 2000 problems of third parties, which may affect, for example, the Company's ability to obtain needed materials or deliver its products. The Company is in the process of determining whether its domestic and international vendors, equipment manufacturers, customers, and others with whom it deals are Year 2000 compliant and has requested that such persons complete and return surveys with respect to their Year 2000 issues.

Surveys requesting the compliance review status of key suppliers' and manufacturers' of products, services, internal systems, and status of their key third party providers have been distributed. Key suppliers are defined as those companies or individuals whose Y2K non-compliance could have a material adverse effect on the Company's business. To date, 49% of the surveys have elicited a response; all have indicated that compliance review and testing will be completed in time to assure no disruption in service to the Company. Wahlco has received a 56% response rate to telephone and mail surveys. The Company's vendor compliance program includes the following tasks: assessing vendor compliance status, tracking vendor compliance progress, and developing contingency plans, including identifying alternate suppliers, as needed. Tracking of vendor compliance will be ongoing. Failure to respond will result in follow-up contact through further mail or phone correspondence, contingency plan development or vendor/product replacement.

Contingency plans.  Beyond ensuring that its own systems are compliant and
------------------
identifying alternative suppliers to avert disruptions, the Company has not developed contingency plans aimed at ensuring the continuity of critical business operations before and after December 31, 1999. The target date for identification of possible problem areas and completion of contingency plans is October 29th, 1999.

Because of its readiness and its reliance on a broad and diverse network of suppliers and vendors, the Company does not anticipate that Year 2000 issue will pose significant operational problems. In any reasonable assessment of the risk involved, the Company feels that it will be able to work around any disruptions caused by Year 2000 issues. However, failure to fully identify all Year 2000 dependencies in the Company's systems could have a material adverse effect on the Company's business, results of operations and financial condition. In addition, the Company cannot be sure that systems of other companies on which the Company relies will be converted in a timely manner. The failure of other companies to convert systems on which the Company relies may have a material adverse effect on the Company's business, results of operations or financial condition.

Certain Business Considerations
-------------------------------

The Company's business is subject to the following risks and uncertainties, in addition to those described elsewhere.

Operating Losses, working capital deficit and Accumulated Deficit; Uncertainty of Future Profitability. The Company had a net loss of approximately $3.0 million for the six months ended June 30, 1999, working capital deficit of $8.8 million, and an accumulated deficit of approximately $44.6 million at June 30, 1999. Since the Company restructured its operations in 1992, it has financed its operations primarily through private placements of equity securities totaling approximately $26.3 million and an initial public offering of its common stock with net proceeds totaling approximately $22.1 million. The Company does not expect to be profitable unless and until sales of its systems generate sufficient revenues with an appropriate gross margin to fund its operations. There can be no assurance that the Company will achieve such revenues or margins. One result of these continued operating losses and the going concern opinion is that customers have required letters of credit or performance bonds prior to placing orders. There can be no guarantee that the Company will be able to secure such credit instruments sufficient to meet customer requirements and this could have a serious impact on winning new orders.

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

Dependence on Key Personnel. The Company's success depends to a significant extent upon its executive officers and key engineering, sales, marketing, financial and technical personnel, both in the United States and overseas. Employees may voluntarily terminate their employment with the Company at any time. The Company has limited personnel resources available to address the different activities in its business. The loss of the services of one or more of the Company's key employees could have a material adverse effect on the Company's business, results of operations and financial condition.

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

Debt. As a result of the acquisition of Wahlco, the Company agreed to become the co-obligor for the outstanding obligations of Wahlco. This debt is payable to Wexford and several Lenders affiliated with Wexford. As of June 30, 1999, the debt amounts to slightly more than $5.7 million and bears interest at the rate of 13% per annum, payable monthly. The debt becomes due August 24, 1999 and can, with the payment of an additional fee of $100,000, be extended until November 22, 1999. A comprehensive security interest in all of the Company's existing and future assets (to include the assets of its significant direct and indirect subsidiaries in the U.S. and U.K.) was granted in connection with this Agreement. Failure to repay the debt or to secure alternative financing would permit Wexford to assert its rights to the underlying assets. There can be no assurance that the Company will be successful in generating sufficient resources to repay the debt when it becomes due, or that it will be successful in finding long-term replacement financing.

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

   10.15 Form 8K with exhibits filed January 27, 1999 regarding the acquisition of Wahlco Environmental Systems, Inc.

  The following Exhibits to the Form 8K filed January 27, 1999 are incorporated by reference.

   2.1 Agreement and Plan of Merger dated November 9, 1998 by and among Thermatrix Inc., TMX Acquisition Sub I, Inc. and Wahlco Environmental Systems, Inc.

   2.2 Security Agreement dated January 13, 1999 by and among Thermatrix, Inc., Wexford Capital Partners II, L.P., Wexford Overseas Partners I, L.P., Wexford Special Situations 1996, L.P., Wexford Special Situations 1996 Institutional, L.P., Wexford Special Situations 1996 Limited, Wexford-Euris Special Situations 1996, L.P. and Wexford Management LLC.

   2.3 Guaranty dated January 13, 1999 by and among Thermatrix Inc., Wexford Capital Partners II, L.P., Wexford Overseas Partners I, L.P., Wexford Special Situations 1996, L.P., Wexford Special Situations 1996 Institutional, L.P., Wexford Special Situations 1996 Limited, Wexford Special Situations 1996, L.P. and Wexford Management LLC.

  10.16 Form 8K with exhibits filed March 12, 1999 regarding the Second Amended and Restated Credit Agreement related to interim debt financing arrangements with Wexford.

  The following Exhibits to the Form 8K filed March 12, 1999 are incorporated by reference:

  10.1 Second Amended and Restated Credit Agreement dated February 25, 1999 by and among Wahlco Environmental Systems, Inc., Thermatrix Inc., Wexford Capital Partners II, L.P., Wexford Overseas Partners I, L.P., Wexford Special Situations 1996, L.P., Wexford Special Situations 1996 Institutional, L.P., Wexford Special Situations 1996 Limited, Wexford-Euris Special Situations 1996, L.P. and Wexford Management LLC, as Agent.

  10.2 General Release dated February 25, 1999 by and among Wahlco Environmental Systems, Inc., Thermatrix Inc., Wexford Capital Partners II, L.P., Wexford Overseas Partners I, L.P., Wexford Special Situations 1996, L.P., Wexford Special SItuations 1996 Institutional, L.P., Wexford Special Situations 1996 Limited, Wexford-Euris Special Situations 1996, L.P. and Wexford Management LLC, as Agent.

  10.3 Amended and Restated Guaranty dated February 25, 1999 by and among Bachmann Companies, Inc., Wahlco Engineered Products Group, LTD., Wahlco, Inc., WES Property, LTD., Wahlco Engineered Products, Inc., Wahlco Engineered Products, Ltd., Pentney Engineering, LTD., Teddington Bellows (Holdings), LTD., Teddington Bellows, Ltd., Treste Plant Hire, LTD., Thermatrix, LTD. and Wexford Management LLC, as Agent.

  10.4 Mortgage, Security Agreement Assignment of Rents and Leases and Fixture Filing dated February 25, 1999 by and between Wahlco Engineered Products, Inc. and Wexford Management LLC, as Agent.

  10.5 Mortgage, Security Agreement Assignment of Rents and Leases and Fixture Filing dated February 25, 1999 by and between Wahlco, Inc. and Wexford Management LLC, as Agent.

  10.6 Promissory Note dated February 25, 1999 in the principal amount of $5,720,585.64, delivered by Thermatrix Inc. and Wahlco Environmental Systems, Inc. to Wexford Management LLC, as Agent.

  10.7 Registration Rights Agreement dated February 25, 1999 by and between Thermatrix Inc. and Wexford Management LLC

  10.8 Amended and Restated Security Agreement dated February 25, 1999 by and among Wahlco Environmental Systems, Inc., Bachmann Companies, Inc., Wahlco, Inc., Wahlco Engineered Products, Inc. and Wexford Management LLC as Agent.

  10.9 Amended and Restated Security Agreement dated February 25, 1999 by and between Thermatrix Inc., Wexford Capital Partners II, L.P., Wexford Overseas Partners I, L.P., Wexford Special Situations 1996 Institutional, L.P., Wexford Special Situations 1996 Limited, Wexford-Euris Special Situations 1996, L.P. and Wexford Management LLC, as Agent.

     10.10 Form of U.K. Debenture entered into by and between Wexford Management LLC and each of Pentney Engineering Limited, Teddington Bellows (Holdings) LTD., Teddington Bellows Ltd., Thermatrix, LTD., Treste Plant Hire, LTD., WES Property, LTD., Wahlco Engineered Products Group, LTD. and Wahlco Engineered Products LTD., respectively.

     10.11 Stock Pledge Agreement dated February 25, 1999 by and among Thermatrix Inc., Wahlco Environmental Systems, Inc., Bachmann Companies, Inc., Wahlco Engineered Products Group LTD., Wahlco Engineered Products LTD., Teddington Bellows (Holdings), LTD., and Wexford Management LLC, as Agent.

     10.12 Warrant to purchase up to 450,000 shares of Common Stock of Thermatrix Inc. issued to Wexford Management LLC on February 25, 1999.

     10.17 Form 10-K with exhibits filed March 30, 1998 by Wahlco Environmental Systems, Inc.

  The following exhibits to the Wahlco Environmental Systems, Inc. Form 10-K for the year ended December 31, 1998 filed March 30, 1998 are incorporated by reference:

     3.1 Certificate of Incorporation of the Company. (Filed as an exhibit to the Company's Registration Statement No. 33-33698, as amended.)

     3.2 Bylaws of the Company. (Filed as an exhibit to the Company's Registration Statement No. 33-33698, as amended.)

     10.1 Grant of Industrial Tax Exemption by the Commonwealth of Puerto Rico to Wahlco International, Inc., a Delaware corporation, dated as of March 10, 1982. (Filed as an exhibit to the Company's Registration Statement No. 33-33698, as amended.)

     10.2 Order of Conversion of Grant of Puerto Rico Industrial Tax Exemption to Wahlco International, Inc. dated as of October 29, 1987, and as amended on March 8, 1989. (Filed as an exhibit to the Company's Registration Statement No. 33-33698, as amended.)

     10.3 Redemption and Indemnification Agreement, dated as of October 28, 1987, by and among Pacific Diversified Capital Company, Wahlco, Inc. Robert R. Wahler, as Trustee of the Wahler Family Trust, Triple R, John H. McDonald, Westfore, a California limited partnership and Corona Properties, a California limited partnership. (Filed as an exhibit to the Company's Registration Statement No. 33-33698, as amended.)

     10.4 Form of Indemnity Agreement between the Company and each of its directors and officers. (Filed as an exhibit to the Company's Registration Statement No. 33-33698, as amended.)

     10.5 Standard Industrial Lease, dated as of September 3, 1991, by and between Triple R, a California general partnership and Wahlco Inc., a California corporation. (Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1991.)

     10.6 First Addendum to Standard Industrial Lease, dated as of September 3, 1991 between Triple R and Wahlco, Inc. (Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1991.)

     10.7 Second amendment to Office Lease, dated as of December 16, 1991, by and between BCG and the Company. (Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1991.)

     10.8 Installment Note, dated as of July 20, 1992, by and between Wahlco, Inc. and Sanwa business Credit Corporation, a Delaware corporation. (Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the Quarter ended September 30, 1992.)

     10.9 Guaranty Agreement, dated as of July 20, 1992, by and between the Company and Sanwa. (Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the Quarter ended September 30, 1992.)

    10.10 Security Agreement, dated as of July 20, 1992, by and between Wahlco, Inc. and Sanwa, with accompanying Consent and Acknowledgement of the Company, as Guarantor. (Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the Quarter ended September 30, 1992.)

    10.11 First Amended and Restated 1990 Incentive Award Plan. (Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the Quarter ended September 30, 1992.)

    10.12 Letter Agreement dated August 31, 1993, by and between the Company, Wahlco, Inc., Wahlco Power Products, Inc., a Delaware corporation, Bachmann Companies, Inc., and Sanwa. (Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the Quarter ended September 30, 1993.)

    10.13 Settlement Agreement, dated as of October 7, 1994, by and between Wahlco Power Products, Inc. and ABB Air Preheater, Inc. (Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the Quarter ended September 30, 1994.)

    10.14 Mutual Release, dated as of October 6, 1994, between Wahlco Poer Products, Inc. and ABB Air Preheater, Inc. (Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the Quarter ended September 30, 1994.)

    10.15 Assignment of Note, Loan Agreement and collateral Documents. (Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.)

    10.16 Promissory Note, dated as of May 15, 1995, between the Company and WES Acquisition Corp. (Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.)

    10.17 Commitment letter, dated as of May 15, 1995, from WES Acquisition Corp. to the Company for a secured term loan in the principal amount of $2 million. (Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.)

    10.18 Employment Agreement between the Company and C. Stephen Beal dated as of May 5, 1995. (Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.)

    10.19 Employment Agreement between the Company and A. Noel DeWinter dated as of May 16, 1995. (Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1995)

    10.20 Employment Agreement between the Company and Barry J. Southam dated June 1, 1995. (Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.)

    10.21 Loan and Security Agreement between Wahlco, Inc. and Silicon Valley Bank. (Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.)

    10.22 Amendment and Forbearance Agreement, dated as of May 9, 1996, by and between Silicon Valley Bank and Wahlco, Inc. (Filed as an exhibit to the Company's quarterly Report on Form 10-Q for the Quarter ended June 30, 1996.)

    10.23 Term Loan Agreement and Warrant Agreement and Form of Warrant between the Company and WES Acquisition Corp. dated August 28, 1996. (Filed as an exhibit to the Company's quarterly Report on Form 10-Q for the Quarter ended September 30, 1996.)

    10.24 Letter Agreement dated March 12, 1997 between the Company and WES Acquisition Corp. (Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.)

    10.25 Letter Agreement dated April 12, 1996 made by the Company and WES Acquisition Corp. (Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.)

    10.26 Promissory Note dated as of May 9, 1996 made by the Company's to WES Acquisition Corp. (Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.)

    10.27 Promissory Note dated as of November 15, 1996 made by the Company to WES Acquisition Corp. (Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.)

    10.28 Warrant dated as of November 15, 1996 issued by the Company to Wexford Special Situations 1996, L.P. (Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.)

    10.29 Warrant dated as of November 15, 1996 issued by the Company to Wexford Special Situations 1996 Institutional, L.P. (Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.)

    10.30 Warrant dated as of November 15, 1996 issued by the Company to Wexford Special Situations 1996 Limited. (Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.)

    10.31 Warrant dated as of November 15, 1996 issued by the Company to Wexford-Euris Special Situations 1996, L.P. (Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.)

    10.32 Term Loan Agreement, dated as of July 28, 1995, between WES Acquisition Corp. and the Company for a secured term loan in the principal amount of $2.0 million. (Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended
           December 31, 1996.)

    10.33 Restructuring Agreement dated as of January 30, 1998 among the company, WES Acquisition Corp., the other parties named therein and Wexford Management LLC, as Agent. (Filed as an exhibit to the Company's Registration Statement No. 333-42805.)

    10.34 Amended and Restated Credit Agreement dated as of January 30, 1998 among the Company, as Borrower, the Lenders and the Individual Parties thereto and Wexford Management LLC, as agent. (Filed as an exhibit to the Company's Registration Statement No. 333-42805.)

    10.35 Agreement between the Company and ChaseMellon Shareholder Services, Inc. re Subscription Agency. (Filed as an exhibit to the Company's Registration Statement No. 333-42805.)

    10.36 $750,000 Promissory Note dated as of July 2, 1997 between the Company and the Chase Manhattan Bank. (Filed as an exhibit to the Company's Registration Statement No. 333-42805.)

    10.37 $1,000,000 Promissory Note dated as of October 13, 1997 between the Company and the Chase Manhattan Bank. (Filed as an exhibit to the Company's Registration Statement No. 333-42805.)

    10.38 $400,000Promissory Note dated as of November 17, 1997 between the Company and The Chase Manhattan Bank. (Filed as an exhibit to the Company's Registration Statement No. 333-42805.)

    10.39 Waiver letter of Silicon Valley Bank dated as of December 19, 1997 re: extension of maturity and waiver of covenants. (Filed as an exhibit to the company's Registration Statement No. 333-42805.)

     10.40 Wahlco Environmental Systems, Inc. 1996 Employee Stock Option Plan. (Filed as an exhibit to the Company's Registration Statement No. 333-42805.)

     21 Subsidiaries of the Company. (Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.)

     *27   Financial Data Schedule (EDGAR filing only)

     10.18 Form 8K/A filed March 27, 1999 regarding the acquisition of Wahlco Environmental Systems, Inc.

  The following Exhibits to Form 8K/A, filed March 27, 1999 are incorporated by reference:

     2.1 Agreement and Plan of Merger dated November 9, 1998 by and amon Thermatrix Inc., TMX Acquisition Sub I, Inc. and Wahlco Environmental Systems, Inc. (Incorporated by reference herein to Registrant's Current Report on Form 8-K filed on January 28, 1999, File
           No. 000-20819.)

     2.2 Security Agreement dated January 13, 1999 by and among Thermatrix, Inc., Wexford Capital Partners II L.P., Wexford Overseas Partners I, L.P., Wexford Special Situations 1996, L.P., Wexford Special Situations 1996 Institutional L.P., Wexford Special Situations 1996 Limited, Wexford-Euris Special Situations 1996, L.P. and Wexford Management LLC. (Incorporated herein by reference to Registrant's Current Report on Form 8-K filed on January 28, 1999, File
           No. 000-20819.)

     2.3 Guaranty dated January 13, 1999 by and among Thermatrix Inc., Wexford Capital Partners II, L.P., Wexford Overseas Partners I, L.P., Wexford Special Situations 1996, L.P., Wexford Special Situations 1996 Institutional, L.P., Wexford Special Situations 1996 Limited, Wexford Special Situations 1996, L.P. and Wexford Management LLC. (Incorporated herein by reference to Registrant's Current Report on Form 8-K filed on January 28, 1999, File No. 000-20819.)

    10.19  Employment Agreement with Ms. Krimsky dated March 9, 1998.

    27.1   Financial Data Schedule.

(*) Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-1 (No. 333-4370) which became effective June 19, 1996.

(**) Incorporated by reference to exhibits filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ending September 30, 1997.

(***) Incorporated by reference to exhibits filed with the Registrants Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

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



                               THERMATRIX INC.



Date: August 13, 1999          By:/s/ Daniel S. Tedone
                                  ---------------------------------------
                                  Daniel S. Tedone
                                  Executive Vice President and
                                  Chief Financial Officer
                                  (Principal Financial and Accounting Officer)