Form 10-K405/A
period 1998-12-31
THERMATRIX INC
filed 1999-09-07
CIK 929473

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K/A

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

                             Yes   X    No _______
                                -------

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

Target Markets            Representative Customer             VOCs Treated
--------------            -----------------------             ------------
Petroleum/Refining......  Chevron, Marathon Oil               Hydrocarbons
Chemical/Petrochemical..  Dow Chemical, Bayer Corporation,    Chlorinated and
 Manufacturing            Mobil Chemical Company, Formosa     Fluorinated Compounds
                          Petrochemical Corporation, BASF,
                          PPG Industries, Inc., B.F. Goodrich
Pharmaceuticals           Zeneca, Warner Lambert, Pfizer      Chlorinated Compounds
 Manufacturing..........  Chesebrough-Pond's USA Co.
Pulp and Paper
 Manufacturing..........  Georgia Pacific, Simpson Paper      Sulfonated Compounds
Medical Sterilization...  Sorex Medical                       Ethylene Oxide
Soil and Groundwater      DOD, DOE, Thermo Remediation        Chlorinated Compounds
 Remediation............                                      and Hydrocarbons

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

  Diesel Engine Emission Control. An important stage in the diesel development program was a joint assessment the Company carried out with a major manufacturer of diesel fuel injection systems in 1998. The parties' intent at the onset of the program was to jointly develop a system comprising both parties' technologies in such a way that reductions in both PM and NO\\x\\ emissions would occur in an energy-neutral system. Although the FTO was shown to reduce PM to non-detectable levels under many conditions during the course of that program, both parties concluded that fundamental market forces rendered no advantage to linking their technologies together and joint activity ended.

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

  In addition, the Company leases approximately 5,000 square feet of office space in Hull, England under a six-year lease expiring January 27, 2003, accommodating all European activities, including sales, operations and engineering. The Company also leased approximately 1,000 square feet of office space in London, England under a five-year lease that expired March 24, 1999.

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

Results of Operations

 Fiscal years Ended December 31, 1998 and 1997

  Revenues. Revenues increased 94% to $13.6 million in 1998 from $7.0 million in 1997. The increase in revenues reflects the Company's successful transformation to a supplier of turn key systems for VOC control on a worldwide basis, the receipt of two large orders from a customer in Ireland, and the decision to focus sales and marketing attention on capital investment activity in Europe, especially Ireland. In 1998, two customers (Warner Lambert and Pfizer) accounted for 51% and 11% of revenues, respectively. Sales to international customers increased to 60% of revenues in 1998, up from 35% in 1997.

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

  The Company's program to assess and, where necessary, remediate significant information systems readiness includes the following phases:

  . Phase 1--Identification of significant systems. This phase was completed on February 1, 1999.

  . Phase 2--Assessment of each system's compliance status by contacting manufacturers via telephone, web pages, or testing, as appropriate. This phase was completed on March 1, 1999.

  . Phase 3--Identification of remedial steps to be taken and associated worst-case costs in cases of non-compliance. This includes hardware and software upgrades, patches, or replacement. This phase was completed on March 30th, 1999.

  . Phase 4--Implementation and testing of remedies. The target date for completion of Phase 4 is October 15, 1999.

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

  . Applications software accounting/ERP, design, office suite, e-mail

  . Communications systems telephone, voice mail, fax

  Discussion of compliance status of significant information systems. All network hardware has been assessed and is believed to be 100% compliant. Patches available from manufacturers at no cost have been applied to those operating systems deemed non-compliant. All applications servers are in compliance; these include accounting and e-mail hardware. Testing has included setting system dates forward to 12/31/99 and allowing them to roll over to January 1, 2000 and in certain cases, compliance testing programs available from manufacturers have been run. In all cases, date testing was successful.

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

  Discussion of significant non-information systems. Significant non-information systems include environmental, power, and alarm systems at Company physical facilities.

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

  Surveys requesting the compliance review status of key suppliers and manufacturers of products, services, internal systems, and status of their key third party providers have been distributed. Key suppliers are defined as those companies or individuals whose Y2K non-compliance could have a material adverse effect on the Company's business. To date, 49% of the surveys have elicited a response; all have indicated that compliance review and testing will be completed in time to assure no disruption in service to the Company. Wahlco has received a 56% response rate to telephone and mail surveys. The Company's vendor compliance program includes the following tasks: assessing vendor compliance status, tracking vendor compliance progress, and developing contingency plans, including identifying alternate suppliers, as needed. Tracking of vendor compliance will be ongoing. Failure to respond will result in follow-up contact through further mail or phone correspondence, contingency plan development or vendor/product replacement.

  Contingency plans. Beyond ensuring that its own systems are compliant and identifying alternative suppliers to avert disruptions, the Company has not developed contingency plans aimed at ensuring the continuity of critical business operations before and after December 31, 1999. The target date for identification of possible problem areas and completion of contingency plans is October 29th, 1999.

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

  See pages 44 through 68

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

  Daniel S. Tedone. Mr. Tedone joined the Company in April 1998 as Executive Vice President and assumed responsibility for the operation of the Company's core VOC business. In June 1998 Mr. Tedone assumed the additional responsibilities of Chief Financial Officer. From 1992, Mr. Tedone was CEO of Pollution Control Technologies Inc., which was acquired by TRC Companies, Inc. in 1995 and where he served as President and CEO of TRC Process Engineering, Inc. from 1995 until joining Thermatrix. Previously, Mr. Tedone served as President of Vericon Corporation and held positions at Connecticut Resources Recovery Authority and Hartford National Bank & Trust Company. Mr. Tedone holds a Bachelor of Arts degree and an M.B.A. in Finance from the University of Connecticut.

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

Board of Directors

  The members of the Board of Directors of the Company and their ages as of June 30, 1999, are as listed below.

Name of Director                Age Principal Occupation
----------------                --- --------------------
John T. Schofield..............  61 President, CEO and Chairman of the Board
Robi Blumenstein...............  42 Managing Director, CIBC Capital Partners
Charles R. Kokesh..............  51 Managing General Partner, Technology Funding
Frank R. Pope..................  49 Managing Director, Verdigris Capital
James M. Strock................  42 Principal, Stock Enterprises Inc.
Joseph W. Sutton...............  51 President and CEO, Enron International
John M. Toups..................  73 Retired

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

  Charles R. Kokesh. Mr. Kokesh has been a Director of the Company since March 1998. Mr. Kokesh is the founder and managing general partner of Technology Funding, a professional venture capital firm headquartered in Silicon Valley. He has served in this capacity since 1979. Mr. Kokesh also serves on the board of directors of Adesso Specialty Services Inc. Mr. Kokesh received an A.B. from Harvard College, an M.B.A. from Harvard Business School, and a J.D. from Boalt Hall School of Law, University of California at Berkeley.

  Frank R. Pope. Mr. Pope has been a Director of the Company since 1994. Mr. Pope has been the Managing Director of Verdigris Capital, an environmental investment banking firm since October 1996. From 1981 until October 1996, Mr. Pope was a general partner of Technology Funding, a professional venture capital firm. Mr. Pope currently serves on the board of directors of Medstone International, Inc. and Advanced BioCatalytics Corp. where Mr. Pope also serves as Vice President, Corporate Development. Mr. Pope holds a B.A. from Stanford University, an M.B.A. from the University of Santa Clara Graduate School of Business and a J.D. from the University of Santa Clara School of Law.

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

  Joseph W. Sutton. Mr. Sutton has been a Director of the Company since September 1998. Since 1992, Mr. Sutton has been with Enron International, the international developing markets arm of Enron Corp., most recently as President and Chief Executive Officer. Mr. Sutton serves on the board of directors of National Bureau of Research and the US-India Business Council, among several others. Mr. Sutton also serves on several Enron affiliate boards of directors throughout the world and is a member of the Management Committee of Entrol Corp. Prior to joining Enron, Mr. Sutton was a Career Army officer. Mr. Sutton obtained a B.B.A. from Ohio University and holds an M.S. and M.B.A. from Indiana and Long Island Universities.

  John M. Toups. Mr. Toups has been a Director of the Company since November 1994. From January 1978 until his retirement in February 1987, Mr. Toups was the Chief Executive Officer of Planning Research Corporation (PRC), an information technology services company. Mr. Toups currently serves on the board of directors of CACI International Inc., NVR, Inc., Halifax Corporation, Government Technology Services, Inc., and Telepad Corporation. Mr. Toups holds a B.S. in Civil Engineering from the University of California at Berkeley.

Item 11. Executive Compensation

Summary Compensation

  The following table shows, as to the Chief Executive Officer and each of the other five most highly compensated executive officers, information concerning compensation awarded to, earned by or paid for services to the Company in all capacities during the three years ended December 31, 1998.

                          Summary Compensation Table

                                                                           Long-Term
                                                                          Compensation
                                         Annual Compensation                 Awards
                             --------------------------------------------  Securities
                                                                All Other  Underlying
Name and Principal Position  Year Compensation(2) Options(#)(3)  Salary     Bonus(1)
---------------------------  ---- --------------- ------------- --------- ------------
John T. Schofield........    1998    $220,000          $--       $5,280     150,000
  Chairman, President and    1997     220,000           --        1,636          --
  Chief Executive Officer    1996     215,625           --        3,235      33,334
Daniel S. Tedone(4)......    1998     137,890           --       24,909      50,000
  Executive Vice
   President,                1997          --           --           --          --
  Chief Financial Officer    1996          --           --           --          --
Alexander G. Baldwin(5)..    1998     121,250           --        2,910       2,500
  Director, Engineering      1997     125,000           --          952          --
   and
  Operations, US and Asia    1996     123,542           --          900      10,000
Richard J. Goodier(6)....    1998     138,050           --        3,313       5,000
  Director, Engineering &    1997     120,546           --          768       5,000
  Operations, Europe         1996          --           --           --          --
Edward E. Greene(7)......    1998      95,000           --        2,280      10,000
  Vice President,
   Administration            1997          --           --           --          --
  and Secretary              1996          --           --           --       7,000
Barbara E. Krimsky(8)....    1998     125,000           --       28,500      10,000
  Vice President,
   Administration            1997     120,000           --          916          --
                             1996     115,625           --          833      11,667

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

Employment Agreements

  The Company has no employment contracts with any of its officers and has no compensatory plan or arrangement which is activated upon resignation, termination or retirement of any such officer upon a change in control of the Company other than required by law. Under certain circumstances both the 1996 Stock Plan and the Director Plan provide for the accelerated vesting of all outstanding options upon a change in control.

Other Employee Benefit Plans

 1987 Incentive Stock Plan

  The Company's 1987 Incentive Stock Plan, as amended (the "1987 Stock Plan") was adopted by the Board of Directors in August 1987 and approved by the stockholders in February 1988. The 1987 Stock Plan provided for grants of incentive stock options to employees (including officers and employee directors) and non-statutory stock options to non-employees (including non-employee directors) and consultants of the Company. A total of 907,651 shares of Common Stock was reserved for issuance under the 1987 Stock Plan. As of August 13, 1999, 374,556, shares of Common Stock had been issued upon the exercise of options granted under the 1987 Stock Plan and options to purchase 372,935 shares of Common Stock at a weighted average exercise price of $1.47 per share were outstanding. The Plan terminated in 1997 and no further options will be granted under the 1987 Stock Plan. Options under the 1987 Stock Plan become exercisable at varying rates over vesting periods determined by the Board of Directors (generally one to ten years), and as of August 13, 1999, 339,380 options were exercisable.

 1996 Stock Plan

  The Company's 1996 Stock Plan (the "1996 Plan") was adopted by the Board of Directors in March 1996 and approved by the stockholders in April 1996. The Board of Directors adopted a sub-plan of the 1996 Plan for the purpose of qualifying for preferred tax treatment under UK tax laws. The UK Inland Revenue approved the sub-plan effective January 30, 1998. A total of 333,334 shares of Common Stock has been reserved for issuance under the 1996 Plan. As of August 13, 1999, 13,542 shares of Common Stock had been issued upon the exercise of options granted under the 1996 Plan, options to purchase 290,235 shares of Common Stock at a weighted average exercise price of $4.21 per share were outstanding, 96,149 options were exercisable and 29,557 shares were available for issuance.

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

                     REPORT OF THE COMPENSATION COMMITTEE
                           OF THE BOARD OF DIRECTORS

  Notwithstanding anything to the contrary set forth in any of the Company's previous filings under the Securities Exchange Act of 1933, as amended, or the Securities Act of 1934, as amended, that might incorporate future filings, including this Proxy Statement, in whole or in part, the following report and the Performance Graph on page 26 shall not be incorporated by reference into any such filings.

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

  The Company's 1996 Stock Plan and the ESPP are long-term incentive plans for all employees. These plans are intended to align stockholder and employee interest by creating a direct link between long-term rewards and the value of the Company's shares. The Committee believes that long-term stock ownership by executive officers and all employees is an important factor in achieving both above average growth in share value and retaining valued employees. Since the value of an option bears a direct relationship to the Company's stock price, the Committee believes that options motivate executive officers to manage the Company in a manner which will benefit all stockholders.

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

                                          COMPENSATION COMMITTEE
                                          Robi Blumenstein
                                          Frank R. Pope
                                          James M. Strock

        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of the Record Date by (i) each of the Company's executive officers named in the Summary Compensation Table appearing herein (the "Named Executive Officers"), (ii) each director, (iii) all of the Company's executive officers and directors as a group, and (iv) each person (or group of affiliated persons) known to the Company to be the beneficial owner of more than 5% of the Company's Common Stock. The Company knows of no agreements among its stockholders that relate to voting or investment power of its shares of Common Stock.

Named Executive Officers, Directors, and All Directors and Named Executive Officers as a Group

                                                              Beneficial Ownership(1)
                                                              ------------------------
                                                               Number of    Percent of
                                                                 Shares       Total
                                                              ------------- ----------
   John T. Schofield(2)........................................    453,614       5.58
   Daniel S. Tedone(3).........................................     19,708          *
   Alexander G. Baldwin(4).....................................     10,347          *
   Richard J. Goodier(5).......................................      5,312          *
   Edward E. Greene(6).........................................      8,200          *
   Barbara E. Krimsky(7).......................................     15,444          *
   Robi Blumenstein(8)(9)......................................    841,074      10.68
   Charles R. Kokesh(10)(11)...................................  1,210,152      15.44
   Frank R. Pope(12)...........................................     96,354       1.23
   James M. Strock(13).........................................      3,335          *
   Joseph W. Sutton(14)........................................      2,501          *
   John M. Toups(15)...........................................     49,969          *
   All named executive officers and directors as a
    group (12 persons)(16).....................................  2,716,010      32.64

5% Stockholders:
   Charles River Partnerships VI, L.P. and Charles River
    Partnership VI-A, L.P. ....................................    417,939       5.36
     10 Post Office Square, Suite 1330, Boston, MA 02109
   CIBC WMV Inc.(8)............................................    831,906      10.57
     425 Lexington Ave., 2nd Floor, New York, NY 10017-3903
   Denise Hale, George T. Cronin and Thomas M. Peterson as
    Successor Co-trustees of the Prentis Cobb Hale Trust U/A
    dated 7/13/93, as amended..................................    420,863       5.40
     Brobeck Phelger & Harrison L.L.P., Attn: Thomas M.
      Peterson
     One Market Plaza, Spear Street Tower, San Francisco, CA
      94105
   Technology Funding Partners III, L.P. and Technology Funding
    Venture Partners IV, an Aggressive Growth Fund, L.P.(10)...  1,206,817      15.41
     2000 Alamada de las Pulgas, Suite 250, San Mateo, CA 94403
   Newco, Vencap, Inc., and Onex Corporation(17)
     240-222 Baseline Road, Suite 9B...........................    394,329       5.06
     Sherwood Park, Alberta T8H 1S8, CANADA
   The Venture Capital Fund of New England II, L.P. and
     The Venture Capital Fund of New England III, L.P.(18).....    639,304       8.20
     160 Federal Street, 23rd Floor, Boston, MA 02110
   Ventana Environmental Partnership L.P.
     18881 Van Karman Ave. Tower 17, Suite 350.................    533,429       6.84
     Irvine, CA 92715
   Wexford Management LLC,
     411 W. Putnam Ave., Greenwich, CT 06830(19)...............    450,000       5.46

--------
 *Less than 1%

 (1) Beneficial ownership is determined in accordance with the rules and regulations of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Options to purchase shares of Common Stock which are currently exercisable or will become exercisable within 60 days of the Record Date, are deemed to be outstanding for purposes of computing the percentage of the shares held by an individual but are not outstanding for purposes of computing the percentage of any other person. Except as indicated otherwise in the footnotes below, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.
 (2) Includes 344,256 shares subject to stock options that are exercisable within 60 days of August 13, 1999.
 (3) Includes 17,708 shares subject to stock options that are exercisable within 60 days of August 13, 1999.
 (4) Includes 10,347 shares subject to stock options that are exercisable within 60 days of August 13, 1999. Mr. Baldwin ceased being an executive officer of the Company as of August 31, 1997 although he is still an employee of the Company.
 (5) Includes 5,312 shares subject to stock options that are exercisable within 60 days of August 13, 1999.
 (6) Includes 3,875 shares subject to stock options that are exercisable within 60 days of August 13, 1999.
 (7) Ms. Krimsky ceased being an executive officer of the Company as of October 31, 1998, and left the Company effective April 30, 1999.
 (8) Mr. Blumenstein is a director and officer of CIBC WMV Inc. and, therefore, may be deemed to beneficially own the shares held by CIBC WMV Inc. (831,906). Mr. Blumenstein disclaims beneficial ownership of the 761,906 shares. This total includes 70,000 warrants but does not include 2000 shares of Series E Preferred Stock.
 (9) Includes 9,168 shares subject to stock options that are exercisable within 60 days of August 13, 1999.
(10) Mr. Kokesh is a managing general partner of Technology Funding and, therefore, may be deemed to beneficially own the shares held by Technology Funding Partners. Includes 62,772 shares held by Technology Funding Partners, which pursuant to an agreement between Mr. Pope and Technology Funding Partners, Mr. Pope is entitled to receive at such time as Technology Funding Partners distributes the assets of the partnership to its limited partners. See footnote (12). This total (1,206,817) includes 35,000 warrants but does not include 1000 shares of Series E Preferred Stock.
(11) Includes 3,335 shares subject to stock options that are exercisable within 60 days of August 13, 1999.
(12) Includes 9,168 shares subject to stock options that are exercisable within 60 days of August 13, 1999 but does not include 62,772 shares held by Technology Funding Partners and which Mr. Pope is entitled to receive upon distribution. See footnote (10).
(13) All 3,885 shares are subject to stock options that are exercisable within 60 days of August 13, 1999.
(14) All 2,501 shares are subject to stock options that are exercisable within 60 days of August 13, 1999.
(15) Includes 19,169 shares subject to stock options that are exercisable within 60 days of August 13, 1999.
(16) Includes 418,174 shares subject to stock options and warrants that are exercisable within 60 days of August 13, 1999.
(17) Based on information provided pursuant to Schedule 13G filed with the Securities and Exchange Commission on February 12, 1999. The Company has become aware of the fact that all 394,329 shares have been purchased by Landmark Secondary Partners L.P. of Simsbury, CT. Effective July 22, 1999.
(18) Includes 4,000 shares of common stock and 9,168 shares of common stock subject to options that are exercisable within 60 days of August 13, 1999 belonging to Mr. Harry J. Healer, Jr., a former Director of the Company and a general partner of the Venture Capital Fund of New England. Also includes warrants to purchase 2,726 common shares.
(19) Includes 450,000 warrants exercisable for 450,000 shares of the Company's common stock at any time prior to 5:00 p.m (EST) February 25, 2004.

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

  The provision for income taxes differs from the statutory United States Federal income tax rate due to the following:

                                                               For the Years
                                                              Ended December
                                                                    31,
                                                             ---------------------
                                                             1998    1997    1996
                                                             -----   -----   -----
   Provision (benefit) at
    U.S. statutory rate....................................  (34.0)% (34.0)% (34.0)%
   State income taxes, net
    of Federal benefit.....................................   (5.8)   (5.8)   (6.1)
   Increase (decrease) in
    valuation allowance....................................   39.8    39.8    40.0
   Other...................................................    --      0.1     0.1
                                                             -----   -----   -----
                                                               -- %    -- %    -- %
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

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

  (a) The following documents are filed as a part of this Report:

1. Financial Statements. The following Consolidated Financial Statements of Thermatrix Inc. and Report of Independent Public Accountants are filed as a part of this Report:

                                                                         Page
                                                                         -----
   Report of Independent Public Accountants.............................    44
   Consolidated Balance Sheets--As of December 31, 1998 and 1997........    45
   Consolidated Statements of Operations--For the Three Years Ended
    December 31, 1998...................................................    46
   Consolidated Statements of Stockholders' Equity (Deficit)--For the
    Three Years Ended December 31, 1998.................................    47
   Consolidated Statements of Cash Flows--For the Three Years Ended
    December 31, 1998...................................................    48
   Notes to Consolidated Financial Statements........................... 49-61

2. Financial Statement Schedules. For years ended December 31, 1998, 1997 and
   1996:

   Schedule II. Valuation and Qualifying Accounts and Reserves..........    68

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

  10.3 Redemption and Indemnification Agreement, dated as of October 28, 1987, by and among Pacific Diversified Capital Company, Wahlco, Inc., Robert R. Wahler, as Trustee of the Wahler Family Trust, Triple R, John H. McDonald, Westfore, a California limited partnership and Corona Properties, a California limited partnership. (Filed as an exhibit to the Company's Registration Statement No. 33-33698, as amended.)

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

  10.18 Employment Agreement between the Company and C. Stephen Beal dated as of May 5, 1995. (Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

  10.19 Employment Agreement between the Company and A. Noel DeWinter dated as of May 16, 1995. (Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1995)

  10.20 Employment Agreement between the Company and Barry J. Southam dated June 1, 1995. (Filed as an exhibit to the Company's Annual REport on Form 10--K for the year ended December 31, 1995.)

  10.21 Loan and Security Agreement between Wahlco, Inc. and Silicon Valley Bank. (Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

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

        *27   Financial Data Schedule (EDGAR filing only)

        10.18 Form 8K/A filed March 27, 1999 regarding the acquisition of Wahlco Environmental Systems, Inc.

  The following Exhibits to Form 8K/A, filed March 27, 1999 are incorporated by reference:

        2.1 Agreement and Plan of Merger dated November 9, 1998 by and amon Thermatrix Inc., TMX Acquisition Sub I, Inc. and Wahlco Environmental Systems, Inc. (Incorporated by reference herein to Registrant's Current Report on Form 8-K filed on January 28, 1999, File No. 000-20819.

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

       (Incorporated into exhibit list above)

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

                                        THERMATRIX Inc.

                                                  /s/ John T. Schofield
Date: August 20, 1999                   By: -----------------------------------
                                                    John T. Schofield
                                                  Chairman of the Board
                                                    President and CEO

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

August 20, 1999                                   /s/ John T. Schofield
                                        By -------------------------------------
                                                    John T. Schofield
                                                 Chairman, President and
                                                 Chief Executive Officer
                                              (Principal Executive Officer)

August 20, 1999                                   /s/ Daniel S. Tedone
                                        By:-------------------------------------
                                                    Daniel S. Tedone
                                              Executive Vice President and
                                                 Chief Financial Officer
                                           (Principal Financial and Accounting
                                                        Officer)

                                                  /s/ Robi Blumenstein
August 20, 1999                         By:-------------------------------------
                                                    Robi Blumenstein
                                                        Director

August 20, 1999                                   /s/ Charles R. Kokesh
                                        By:-------------------------------------
                                                    Charles R. Kokesh
                                                        Director

August 20, 1999                                   /s/ Frank R. Pope
                                        By:-------------------------------------
                                                      Frank R. Pope
                                                        Director

August 20, 1999                                    /s/ James M. Strock
                                        By:-------------------------------------
                                                     James M. Strock
                                                        Director

                                                  /s/ Joseph W. Sutton
August 20, 1999                         By:-------------------------------------
                                                    Joseph W. Sutton
                                                        Director

August 20, 1999                                     /s/ John M. Toups
                                        By:-------------------------------------
                                                      John M. Toups
                                                        Director

                                                                   1535-10K/A-99