Form 10-K405/A
period 1998-12-31
THERMATRIX INC
filed 1999-09-30
CIK 929473

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

TARGET MARKETS            REPRESENTATIVE CUSTOMER             VOCS TREATED
- --------------            -----------------------             ------------
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

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

  The common stock of the Company is traded on the NASDAQ National Market under the symbol "TMXI." The following table sets forth, for the periods indicated, the high and low sales prices, in U.S. dollars, of the common stock (as reported by NASDAQ):

Period                                                               High   Low
- ------                                                               ----- -----
First Quarter 1997.................................................. 9.375 3.375
Second Quarter 1997................................................. 5.750 3.000
Third Quarter 1997.................................................. 3.250 1.875
Fourth Quarter 1997................................................. 3.250 1.125
Period                                                               High   Low
- ------                                                               ----- -----
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

- --------
(1) See Note 2 of Notes to Consolidated Financial Statements--Summary of Significant Accounting Policies Basic Net Loss Per Share.

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

NAME                   AGE POSITION
- ----                   --- --------
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

BOARD OF DIRECTORS

  The members of the Board of Directors of the Company and their ages as of June 30, 1999, are as listed below.

NAME OF DIRECTOR                AGE PRINCIPAL OCCUPATION
- ----------------                --- --------------------
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

                          SUMMARY COMPENSATION TABLE

                                                                           LONG-TERM
                                                                          COMPENSATION
                                         ANNUAL COMPENSATION                 AWARDS
                             --------------------------------------------  SECURITIES
                                                                ALL OTHER  UNDERLYING
NAME AND PRINCIPAL POSITION  YEAR COMPENSATION(2) OPTIONS(#)(3)  SALARY     BONUS(1)
- ---------------------------  ---- --------------- ------------- --------- ------------
John T. Schofield........    1998    $220,000          $--       $5,280     150,000
  Chairman, President and    1997     220,000           --        1,636          --
  Chief Executive Officer    1996     215,625           --        3,235      33,334
Daniel S. Tedone(4)......    1998     137,890           --       24,909      50,000
  Executive Vice
   President,                1997          --           --           --          --
  Chief Financial Officer    1996          --           --           --          --
Alexander G. Baldwin(5)..    1998     121,250           --        2,910       2,500
  Director, Engineering      1997     125,000           --          952          --
   and
  Operations, US and Asia    1996     123,542           --          900      10,000
Richard J. Goodier(6)....    1998     138,050           --        3,313       5,000
  Director, Engineering &    1997     120,546           --          768       5,000
  Operations, Europe         1996          --           --           --          --
Edward E. Greene(7)......    1998      95,000           --        2,280      10,000
  Vice President,
   Administration            1997          --           --           --          --
  and Secretary              1996          --           --           --       7,000
Barbara E. Krimsky(8)....    1998     125,000           --       28,500      10,000
  Vice President,
   Administration            1997     120,000           --          916          --
                             1996     115,625           --          833      11,667

- --------
(1)  No Bonuses were granted.

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

                       OPTION GRANTS IN LAST FISCAL YEAR

                                         INDIVIDUAL GRANTS
                         -------------------------------------------------
                                                                           POTENTIAL REALIZABLE
                                                                             VALUE AT ASSUMED
                           NUMBER OF     % OF TOTAL                        ANNUAL RATES OF STOCK
                          SECURITIES      OPTIONS                           PRICE APPRECIATION
                          UNDERLYING     GRANTED TO   EXERCISE             FOR OPTION TERM($)(1)
                            OPTIONS      EMPLOYEES    PRICE PER EXPIRATION ----------------------
NAME                     GRANTED(#)(2) IN FISCAL YEAR SHARE($)   DATE(3)       5%        10%
- ----                     ------------- -------------- --------- ---------- ---------- -----------
John T. Schofield.......    37,500         12.36%       $4.50   06/12/2008 $  106,126 $  268,944
                            37,500         12.36%        5.00   06/12/2008     87,376    250,194
                            37,500         12.36%        5.50   06/12/2008     68,626    231,444
                            37,500         12.36%        6.00   06/12/2008     49,876    212,694
Daniel S. Tedone........    50,000         16.48%        2.63   04/14/2008     92,723    225,390
Alexander G. Baldwin....     2,500          0.82%        4.50   06/12/2008      7,075     17,930
Richard J. Goodier......     5,000          1.65%        1.50   01/30/2008      4,717     11,953
Edward E. Greene........     3,000          1.00%        1.50   01/30/2008      2,830      7,172
                             7,000          2.31%        2.50   03/17/2008     11,006     27,890
Barbara E. Krimsky......    10,000          3.30%        1.50   01/30/2008      9,433     23,906

- --------
(1) Potential realizable value is based on the assumption that the Common Stock of the Company appreciates at the annual rate shown (compounded annually) from the date of grant until the expiration of the ten-year option term. These numbers are calculated based on the requirements promulgated by the Securities and Exchange Commission. Actual gains, if any, on option exercises are dependent on the future performance of the Company's Common Stock and overall market conditions.

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

  AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
                                    VALUES

                                                      NUMBER OF SECURITIES
                                                     UNDERLYING UNEXERCISED  VALUE OF UNEXERCISED
                                                        OPTIONS/SARS AT      IN-THE-MONEY OPTIONS
                                                      DECEMBER 31, 1998(#)  DECEMBER 31, 1998($)(1)
                                                     ---------------------- -----------------------
                         SHARES ACQUIRED    VALUE         EXERCISABLE/           EXERCISABLE/
NAME                     ON EXERCISE(#)  REALIZED($)     UNEXERCISABLE           UNEXERCISABLE
- ----                     --------------- ----------- ---------------------- -----------------------
John T. Schofield.......         --             --      278,005/164,584         $647,022/20,834
Daniel S. Tedone........         --             --             0/50,000                0/49,750
Alexander G. Baldwin....      5,833        $15,276          8,855/5,728             7,318/3,463
Richard J. Goodier......         --             --          3,438/6,562             2,435/8,190
Edward E. Greene........         --             --          2,001/7,999            2,939/11,311
Barbara E. Krimsky......         --             --             36,668/0                70,420/0

- --------
(1) Based on the fair market value of the Company's Common Stock at December 31, 1998 of $3.625 per share, less the exercise price to be paid for such shares.

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

- --------
 *Less than 1%

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

SUBSEQUENT EVENTS (UNAUDITED):

EQUITY PLACEMENT:

  On June 30, 1999 the Company closed a private placement of 6,000 shares of Series E 8% Convertible Preferred Stock, (the "Series E Stock") at a purchase price of $1,000 per share in the aggregate amount of $6,000,000. The two largest existing shareholders of the Company's Common Stock ("Common Stock") combined to purchase $3 million of the Series E Stock and a single new investor purchased the remainder (the "Investors"). The Series E Stock is convertible into Common Stock on certain terms and at a conversion price to be determined at the time of conversion in accordance with the Company's Certificate of Designation. The issuance of the Series E Stock was made pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Section 4(2) thereof. On July 9, 1999, the Nasdaq National Market required 10-day notification period to shareholders was completed and the Company received net proceeds of approximately $5.6 million after costs of issuance totaling approximately $400,000.

SETTLEMENTS:

  In July and August 1999, the Company reached a full and final settlement of two separate project related disputes with two separate customers. One settlement involved payment by the Company of approximately $189,000 to one customer and the other settlement involved receipt by the Company of approximately $300,000 from the other customer. The Company will record a net credit to income in the quarter ending September 30, 1999 as a result of these settlements.

                                THERMATRIX INC.

OFFICE CLOSINGS:

  On August 26, 1999 the Company announced the closing of its San Jose, California office and its Lakewood, Colorado sales office. Company sales activities have been consolidated in the Knoxville, Tennessee office and California operations have been consolidated in the Santa Ana office.

  On September 24, 1999 the Company announced its decision to close its Chesterfield, England site and combine the sales and engineering efforts from its Hull, England office with those of Chesterfield at a new site. Treste Services Division will relocate to more suitable premises nearby and the manufacturing facility will be closed, with those operations relocated to either the Company's facilities in Wales or the US or possibly carried out through arrangements with fabricators in England, Europe or Asia.

DELISTING:

  On September 17, 1999 the Company was notified that, as a result of its failure to meet the Nasdaq National Market continued listing requirements, its securities had been delisted from the National Market. The securities now trade under the symbol TMXI.OB on the OTC Bulletin Board. The Company intends to request a review of the delisting of its securities. Further, the Company is actively taking steps, through its previously announced three-phase financial restructuring, that it believes will result in compliance with the Nasdaq National Market continued listing requirements.

  Pursuant to the provisions of the Certificate of Designation of the Series E Stock (the "Certificate of Designation), if the Company's common stock is delisted from the Nasdaq Stock Market and remains delisted for 45 consecutive days, unconverted shares of Series E Stock may be converted at the sole option of the holder at a conversion price per share equal to 65% of the Market Price (as defined in the Certificate of Designation) of the common stock.

  Pursuant to a Letter Agreement dated June 30, 1999, between the Shaar Fund Ltd. and the Company, the Shaar Fund currently has the option to require the Company to redeem for cash all of the shares of Series E Stock held by the Shaar Fund at the Optional Redemption Price, as defined in the Certificate of Designation.

AMENDMENT TO AGREEMENT AND PLAN OF MERGER:

  On September 17, 1999, the Company and Wexford Management LLC (Wexford) agreed to amend certain provisions of the November 9, 1998 Agreement and Plan of Merger in connection Wexford's withdrawal of default claims made relating to the Second Amended & Restated Credit Agreement.
11. SEGMENTS

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

                                THERMATRIX INC.

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

                                                                    SCHEDULE II

                                THERMATRIX INC.

                       VALUATION AND QUALIFYING ACCOUNTS
                                (IN THOUSANDS)

                                 ADDITIONS
                                  BALANCE    CHARGED TO                BALANCE
                                AT BEGINNING COSTS AND                 AT END
DESCRIPTION                      OF PERIOD    EXPENSES  DEDUCTIONS(1) OF PERIOD
- -----------                     ------------ ---------- ------------- ---------
Year ended December 31, 1995
  Allowance for doubtful
   accounts....................     $150        $229        $(189)      $190
  Reserve for costs of
   uncompleted contracts in
   excess of billings..........     $200         --         $ 200        --
Year ended December 31, 1996
  Allowance for doubtful
   accounts....................     $190        $190        $(115)      $265
  Reserve for costs of
   uncompleted contracts in
   excess of billings..........      --          --           --         --
Year ended December 31, 1997
  Allowance for doubtful
   accounts....................     $265        $220        $(142)      $343
  Reserve for costs of
   uncompleted contracts in
   excess of billings..........      --         $500          --        $500
Year ended December 31, 1998
  Allowance for doubtful
   accounts....................     $343        $249        $ 492       $100
  Reserve for costs of
   uncompleted contracts in
   excess of billings..........     $500        $--         $ 500       $--

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

                                        THERMATRIX Inc.

                                                  /s/ John T. Schofield
Date: September 30, 1999                By: ____________________________________
                                                    John T. Schofield
                                                  Chairman of the Board
                                                    President and CEO

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

September 30, 1999                                /s/ John T. Schofield
                                        By: ____________________________________
                                                    John T. Schofield
                                                 Chairman, President and
                                                 Chief Executive Officer
                                              (Principal Executive Officer)

September 30, 1999                                /s/ Daniel S. Tedone
                                        By:_____________________________________
                                                    Daniel S. Tedone
                                              Executive Vice President and
                                                 Chief Financial Officer
                                           (Principal Financial and Accounting
                                                        Officer)

                                                  /s/ Robi Blumenstein
September 30, 1999                      By:_____________________________________
                                                    Robi Blumenstein
                                                        Director

September 30, 1999                                /s/ Charles R. Kokesh
                                        By:_____________________________________
                                                    Charles R. Kokesh
                                                        Director

September 30, 1999                                 /s/ Frank R. Pope
                                        By:_____________________________________
                                                      Frank R. Pope
                                                        Director

September 30, 1999                                 /s/ James M. Strock
                                        By:_____________________________________
                                                     JAMES M. STROCK
                                                        DIRECTOR

                                                  /s/ Joseph W. Sutton
September 30, 1999                      By:_____________________________________
                                                    JOSEPH W. SUTTON
                                                        DIRECTOR

September 30, 1999                                  /s/ John M. Toups
                                        By:_____________________________________
                                                      JOHN M. TOUPS
                                                        DIRECTOR