Form 10-Q
period 1999-09-30
THERMATRIX INC
filed 1999-11-15
CIK 929473

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the quarterly period ended September 30, 1999.

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


                         308 N. Peters Road, Suite 100
                           Knoxville, Tennessee 37922
                    (Address of principal executive offices)

                                 (865) 539-9603
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days:

                         Yes      X         No
                              ---------        -----------


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

             Class                     Outstanding at September 30, 1999
             -----                     ---------------------------------
Common stock, $.001 par value                       7,800,109

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


                               TABLE OF CONTENTS



PART I.     FINANCIAL INFORMATION                                                Page
                                                                                 ----

Item 1.     Financial Statements........................................          3-5

            Condensed Consolidated Balance Sheets.......................            3

            Condensed Consolidated Statements of Operations.............            4

            Condensed Consolidated Statements of Cash Flows.............            5

            Notes to Condensed Consolidated Financial Statements........         6-12

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................        13-24

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings...........................................           24

Item 2.     Changes in Securities.......................................           24

Item 3.     Defaults Upon Senior Securities.............................           24

Item 4.     Submission of Matters to a Vote of Security Holders.........        24-25

Item 5.     Other Information...........................................           25

Item 6.     Exhibits and Reports on Form 8-K............................        25-32

            SIGNATURE...................................................           33



                                THERMATRIX INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Thousands of Dollars)

                                                                           September 30,       December 31,
                                                                               1999                1998
                                                                           -------------       ------------
ASSETS                                                                      (Unaudited)         (Audited)
            CURRENT ASSETS
            Cash, short-term investments and restricted cash                  $  1,075            $  3,214
            Accounts receivable, net                                            10,514               4,668
            Costs of uncompleted contracts, net                                    481                 ---
            Inventories                                                          1,870                 ---
            Prepaid expenses and other current assets
                                                                                 1,400                 232
                                                                              --------            --------
                  Total current assets                                          15,340               8,114

            PROPERTY AND EQUIPMENT, net                                          9,999                 572
            GOODWILL, net                                                        5,623                 ---
            PATENTS and Other Assets, net                                        1,619               1,406
                                                                              --------            --------

  TOTAL ASSETS                                                                $ 32,581            $ 10,092
                                                                              ========            ========

LIABILITIES AND STOCKHOLDERS' EQUITY
            CURRENT LIABILITIES
            Notes Payable                                                     $  5,721            $    ---
            Current Portion of Long Term Debt                                      365                 ---
            Accounts Payable                                                     9,332               4,881
            Accrued Payroll & Related Expenses                                     612                 ---
            Accrued Liabilities and Reserves                                     7,841                 965
                                                                              --------            --------
                  Total current liabilities                                     23,871               5,846

            LONG TERM LIABILITIES
            Other Liabilities                                                    1,860                 ---
                                                                              --------            --------
            TOTAL LONG-TERM LIABILITIES                                          1,860                 ---

            STOCKHOLDERS' EQUITY:
            Common stock, $0.001 par value                                           8                   8
            Series "E" convertible preferred, .001 par value                       ---                 ---
            Additional paid-in capital                                          54,800              48,795
            Accumulated Deficit                                                (48,104)            (44,576)
            Other Accumulated Comprehensive Income                                 146                  19
                                                                              --------            --------
                  Total stockholders' equity                                     6,850               4,246
                                                                              --------            --------

TOTAL LIABILITIES & STOCKHOLDERS EQUITY                                       $ 32,581            $ 10,092
                                                                              ========            ========

           See notes to condensed consolidated financial statements.

                                THERMATRIX INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (Thousands of Dollars except for per share amounts)
                                  (Unaudited)

                                                         Three Months                            Nine Months
                                                     Ended September 30,                     Ended September 30,
                                            --------------------------------------  --------------------------------------
                                                   1999                1998                1999                1998
                                            ------------------  ------------------  ------------------  ------------------
REVENUES                                              $11,014             $ 3,964             $31,879             $ 9,642
COST OF REVENUES                                        7,891               3,705              25,125               8,850
                                                      -------             -------             -------             -------
     Gross margin                                       3,123                 259               6,754                 792

OPERATING EXPENSES
     Research and development                             353                 390                 753               1,053
     Selling, general and administrative                3,082               1,247               9,600               4,113
                                                      -------             -------             -------             -------
          Total operating expenses                      3,435               1,637              10,353               5,166
                                                      -------             -------             -------             -------
          Loss from operations                           (312)             (1,378)             (3,599)             (4,374)

OTHER INCOME
     Interest income (expense), net                      (431)                 82                (767)                292
     Other income (expense), net                          260                   7                 872                  49
                                                      -------             -------             -------             -------
          Total other income                             (171)                 89                 105                 341
                                                      -------             -------             -------             -------
          Net loss before income taxes                   (483)             (1,289)             (3,494)             (4,033)

BENEFIT (PROVISION)

FOR INCOME TAXES                                          (17)                (17)                (34)                (50)
                                                      -------             -------             -------             -------
     Net loss                                         $  (500)            $(1,306)            $(3,528)            $(4,083)
                                                      =======             =======             =======             =======

BASIC NET LOSS PER SHARE                               $(0.06)             $(0.17)             $(0.46)             $(0.53)
                                                      =======             =======             =======             =======

BASIC WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING                                            7,786               7,696               7,748               7,668
                                                      =======             =======             =======             =======

           See notes to condensed consolidated financial statements.

                                THERMATRIX INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Thousands of Dollars)


                                                                                               Nine Months Ended
                                                                                   -------------------------------------------
                                                                                     September 30,           September 30,
                                                                                          1999                    1998
                                                                                                  (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                                         $    (3,528)            $     (4,083)
       Adjustments to reconcile net loss to net cash used in operating activities -
         Depreciation and amortization                                                     1,770                      531
         Provision for doubtful accounts                                                     245                      190
       Changes in assets and liabilities net of effect from
         (Increase) decrease in accounts receivable                                          658                   (2,240)
         (Increase) decrease in costs of uncompleted contracts                               552                      279
         (Increase) decrease in inventory                                                    965                       --
         (Increase) decrease in prepaid expenses and other                                  (330)                     (45)
         (Increase) decrease in Goodwill                                                      --                       --
         (Increase) decrease in accounts payable                                         (12,191)                   2,500
         (Increase) decrease in accrued liabilities                                        7,390                       44
         (Increase) decrease in billings on uncompleted contracts in
         excess of costs                                                                  (1,631)                    (136)
                                                                                   -------------------     -------------------
                   Net cash provided by (used in) operating activities                    (6,100)                  (2,960)
                                                                                   -------------------     -------------------

CASH FLOWS FROM INVESTING ACTIVITIES
       Sale of short-term investments                                                      1,670                    1,940
       Purchases of property and equipment                                                  (121)                    (147)
       Increase in patents and other assets                                                 (310)                    (324)
       Purchase of Wahlco Environmental Systems, Inc. net of cash acquired                (1,740)                      --
                                                                                   -------------------     -------------------
                   Net cash provided (used) by investing activities                         (501)                   1,469
                                                                                   -------------------     -------------------

CASH FLOWS FROM FINANCING ACTIVITIES
       Proceeds from issuance of common stock                                                413                      112
       Proceeds form issuance of preferred stock                                           5,592                       --
                                                                                   -------------------     -------------------
                                                                                           6,005                      112
                                                                                   -------------------     -------------------


INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS                                              (596)                  (1,379)
CUMULATIVE EFFECT OF FOREIGN EXCHANGE RATES ON CASH                                          127                       47
CASH & CASH EQUIVALENTS BEGINNING OF PERIOD                                                1,544                    3,990
                                                                                   -------------------     -------------------
CASH & CASH EQUIVALENTS END OF PERIOD                                              $       1,075                 $  2,658
                                                                                   ===================     ===================

SUPPLEMENTAL CASH FLOW INFORMATION
       Cash paid during the year for interest (net of amount capitalized)                    535                       10
       Cash paid during the year for income taxes                                             40                       54


           See notes to condensed consolidated financial statements.

                                THERMATRIX INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1999
                                  (Unaudited)


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

The unaudited condensed consolidated financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) which are, in the opinion of management, necessary to state fairly the results for the three months and nine months ended September 30, 1999 and 1998. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results for the three months and nine months ended September 30, 1999 are not necessarily indicative of the results expected for the full fiscal year.

The Company currently intends to finance its ongoing operations and strategic growth plan by raising a combination of up to $27 million in equity and debt. The Company had originally intended to complete the financing during fiscal 1999, but may not be able to complete all necessary financing until fiscal 2000. The Company has engaged an investment advisory firm on an exclusive basis to assist with the placement of up to $15 million in equity. The Company is also working with potential lenders concerning the placement of a senior term and revolving credit facility of up to $12 million. This financing is also intended to pay the outstanding debt pursuant to the terms of the 1999 Credit Agreement. As a result of the payment of an additional fee of $100,000, this debt now matures on November 22, 1999. The Company's financing is dependent upon the ability to attract additional equity investors and to provide sufficient security for credit facilities. There can be no assurances as to the timing or ultimate outcome of this financing.

The Company is also pursuing other alternatives to fund its remaining fiscal 1999 cash requirements. Such alternatives include, among other things, consideration of divestiture of a portion or portions of the Company's business or real estate assets. These strategies are dependent upon the Company's ability to meet its forecasts, to develop increased sales and generate positive gross margins, to achieve the timely collection of amounts due to the Company and to identify parties willing and able to purchase a portion or portions of the Company's business. There can be no assurances as to the timing or ultimate outcome of any of these alternatives. The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company's ability to continue as a going concern is dependent upon completing the contemplated equity and debt transactions. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Effective September 30, 1999 Arthur Andersen LLP of San Jose, California resigned as the Company's independent public accountants. Arthur Andersen LLP qualified its report on the financial statements of the Company for the year ended December 31, 1998 with a "going concern" opinion. For the year ended December 31, 1997, Arthur Andersen LLP's report on the financial statements of the Company was unqualified. There have been no disagreements regarding any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure between the Company and Arthur Andersen LLP. There have been no reportable events between Arthur Andersen LLP and the Company. The Audit Committee of the Board of Directors approved the resignation of Arthur Andersen LLP as the Company's independent public accountants. The Company is currently seeking a firm more convenient to its Knoxville, Tennessee offices to serve as independent public accountant and intends to have a successor firm engaged as soon as possible, but no later than December 31, 1999, the end of its fiscal year. As a result of the resignation of Arthur Andersen LLP, the Company did not have a quarterly review conducted as of September 30, 1999 by an independent public accountant as had been its previous practice.

2.   BASIC NET LOSS PER SHARE

Basic net loss per share is computed using the weighted average number of shares of common stock outstanding. No diluted loss per share information has been presented in the accompanying statements of operations since potential common shares from conversion of stock options and warrants are antidilutive.

3.   COMPREHENSIVE INCOME

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130 (SFAS
130), "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general-purpose financial statements. The following table reconciles comprehensive income under the provisions of SFAS 130 for the three months and nine months ended September 30, 1999 and 1998.

                                                  For the Three Months Ended
                                                        September 30,
                                                            ($000)
                                                --------------------------------
                                                         1999             1998
                                                --------------------------------
Net Loss                                          $       (500)        $ (2,050)
Other Comprehensive Income(Loss), net of tax
        Unrealized Currency Gain (Loss)           $        863         $     --
Comprehensive Income (Loss)                       $        363         $ (2,050)


                                                  For the Nine Months Ended
                                                        September 30,
                                                            ($000)
                                               ---------------------------------
                                                       1999              1998
                                               ---------------------------------
Net Loss                                          $     (3,528)        $ (6,293)
Other Comprehensive Income(Loss), net of tax
        Unrealized Currency Gain                  $        146         $     --
Comprehensive Income (Loss)                       $     (3,382)        $ (6,293)


4.    NONCASH INVESTING AND FINANCING ACTIVITIES

The Company purchased all of the capital stock of Wahlco Environmental Systems, Inc. for $2,231,000. In conjunction with the acquisition, liabilities were assumed as follows:

     Fair value of assets acquired             $ 28,549,000
     Purchase of capital stock                    2,231,000
                                               ------------
     Liabilities assumed                       $ 26,318,000
                                               ============

The purchase price is composed of $1,582,000 paid at closing for the acquisition of the capital stock, $350,000 paid at closing for fees and expenses related to the acquisition, and $299,000 for other expenses related to the transaction.

Cash acquired in the acquisition was $491,000.
Reconciliation of amounts paid and the debt assumed to the total purchase price is as follows:

     Current assets                            $ 11,661,000
     Property, plant and equipment               10,511,000
     Other assets                                   535,000
     Goodwill                                     5,842,000
                                               ------------
                                               $ 28,549,000
                                               ------------

     Current liabilities                       $ 22,179,000
     Long-term liabilities                        4,139,000
                                               ------------
                                               $ 26,318,000
                                               ------------
     Purchase price                            $  2,231,000
                                               ============

During the third quarter the Company adjusted the fair value of the property it owns in Pontardulais, South Wales from approximately $731,000 (i.e., (Pounds)450,000) to approximately $4,874,000 (i.e., (Pounds)3,000,000). The adjustment was made based on an independent appraisal of the fair market value that considered the Company's decision to vacate and dispose of the property and a change in use from industrial to retail. The Company has submitted an application for such change in use to the local planning commission and believes approval will be granted during the fourth quarter of fiscal 1999.

5.   ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheets as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Statement 133 is effective for fiscal quarters of all fiscal years beginning after June 15, 2000. The Company does not expect the adoption of Statement 133 to have a material effect on its financial position or results of operations.

6.   ACQUISITION OF WAHLCO ENVIRONMENTAL SYSTEMS, INC.

On January 13, 1999, the Company completed the acquisition of Wahlco Environmental Systems, Inc. ("Wahlco"). Wahlco designs, manufactures, and sells combined cycle gas turbine products, metallic and fabric bellows, air pollution control equipment, and related products and services to electric utilities, independent power producers, co-generation plants, and industrial manufacturers worldwide. The Company acquired all of the outstanding common shares and warrants of Wahlco for the payment of approximately $1.9 million in cash. If certain other conditions are met, the Company will be required to make additional payments of up to approximately $2.0 million to Wahlco shareholders. As of September 30, 1999, the conditions related to the additional payments have not been met. Also, in conjunction with the acquisition, the Company agreed to guarantee repayment by Wahlco of approximately $4.6 million of debt owed to affiliates of Wexford Management, LLC ("Wexford"), Wahlco's largest shareholder at the time of the acquisition, or guaranteed by Wexford to other parties. The Company had subsequently entered into a new credit agreement with Wexford (See Note 8). The acquisition was accounted for as a purchase and the results of Wahlco have been included in the accompanying condensed financial statements from the date of acquisition. As of the acquisition date, the Company has embarked on the formulation and implementation of a plan to close duplicate and/or inefficient Wahlco facilities and is reducing headcount accordingly. In addition, the Company has closed its San Jose, California office which completes the move of its corporate headquarters to Knoxville, Tennessee and closed its Englewood, Colorado sales office. The costs involved to close facilities and terminate employees have been recognized as liabilities assumed at the time of the Wahlco acquisition. The types and amounts of exit liabilities included in the purchase price recorded in connection with the acquisition are:

Personnel Terminations and Relocations                        $1,996,000
Facility Closures and Relocations                              1,720,000
Company Closures                                                 324,000
                                                              ----------
Total                                                         $4,040,000
                                                              ==========

As of September 30, 1999, a total amount of $1,492,000 has been charged against the foregoing liabilities. At the present time the Company does not believe that there are any unresolved issues that may result in additional liabilities leading to an adjustment to the purchase price.

The allocation of the purchase price to the net assets acquired is preliminary based on management's estimate of fair value. Any changes in the allocation of purchase price will have an effect on the amount of goodwill that has been initially recorded. During the third quarter of fiscal 1999 a change in the allocation of the purchase price occurred as a result of the revaluation of the Company's property in Pontardulais, South Wales. As a result of such revaluation the original amount of goodwill of $9,985,000 recorded on the preliminary allocation of purchase price was decreased to $5,842,000. Goodwill will be amortized on a straight-line basis over a 20-year period.

The Company is providing the following unaudited pro forma operating data as if the acquisition occurred on January 1, 1998. The pro forma information for the three months and nine months ended September 30, 1999 is not provided as the results of Wahlco for the period from January 1, 1999 to January 13, 1999 are not material to results of operations for the three months and nine months ended September 30, 1999.

The pro forma information is unaudited and is not necessarily indicative of the consolidated results that would have occurred if the transaction and adjustment reflected therein had been consummated in the period presented, or at any particular date in the future, nor does it purport to represent the financial position, results of operations or changes in cash flows for future periods.

                                            For the Three Months Ended      For the Nine Months Ended
                                                September 30, 1998             September 30, 1998
                                           -----------------------------  -----------------------------
                                           ($000 except per share data)   ($000 except per share data)
Revenue                                          $      13,315                  $      38,533
Net Loss                                         $      (2,368)                 $      (7,434)
Basic Net Loss Per Share                         $       (0.31)                 $       (0.97)


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

8.  SEGMENTS

During 1998, the Company adopted Statement of Financial Accounting Standards SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information." SFAS 131 requires a new basis of determining reportable business segments, i.e. the management approach. This approach requires that business segment information used by management to assess performance and manage company resources be the source for information disclosure. Although the Company is currently being organized operationally into eight divisions, at the present time management is reviewing financial information on a geographic basis. The Company incurred approximately $353,000 and $753,000, respectively, in research and development expenses during the three months and nine months ended September 30, 1999 relating to its diesel engine emission reduction technology.

The Company's operations by geographic area are as follows:

    For the three months ended         United          United        Adjustments &
        September 30, 1999             States         Kingdom        Eliminations      Consolidated
        ------------------             ------         -------        -------------     ------------
              ($000)
Revenues                              $  5,491       $ 5,523                              $11,014
Gain (Loss) from Operations           $ (1,474)      $ 1,162                              $  (312)
Total Identifiable Assets

    For the nine months ended          United          United        Adjustments &
        September 30, 1999             States         Kingdom        Eliminations      Consolidated
        ------------------             ------         -------        --------------    ------------
              ($000)
Revenues                              $ 15,515       $16,364                              $31,879
Income (Loss) from Operations         $ (4,373)      $   774                              $(3,599)
Total Identifiable Assets             $128,176       $ 3,920          $(99,515)           $32,581

9.    1999 CREDIT AGREEMENT

On February 25, 1999 the Company entered into the Second Amended and Restated Credit Agreement among Wahlco and the Company, as Borrowers, and the Lenders and Wexford as Agent for the Lenders (the "1999 Credit Agreement"). As of September 30, 1999, the debt outstanding was $5.7 million and bears interest at the rate of 13% per annum, payable monthly in advance. As a result of the payment of an additional fee of $100,000, this debt now matures on November 22, 1999. As a further condition to the Lenders' execution and delivery of the 1999 Credit Agreement, the Company agreed to confirm its grant to the Lenders of a security interest in all existing and future assets and to cause all its significant subsidiaries to enter into guarantees and grant to the Lenders additional security interests and mortgages in all existing and future assets of the Borrowers and significant subsidiaries.

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

Systems Division in Santa Ana, California. In full consideration for the transfer of the assets, the Company will pay InAmerica Corporation a royalty of 4% of the aggregate net invoice value of gross sales until the earlier of (i) 5 years from the closing date, or (ii) InAmerica Corporation has received $5 million aggregate royalty payments. No consideration was exchanged or liabilities assumed in connection with this acquisition. Contrary to previous reports, the Company has determined that it will account for the contingent royalty payments as additional purchase price when they are generated. To date no royalty payments have been generated.


11.  ISSUANCE OF CONVERTIBLE PREFERRED STOCK, SERIES E

On June 30, 1999 the Company closed a private placement of 6,000 shares of Series E 8% Convertible Preferred Stock, Series E (the "Series E Stock") at a purchase price of $1,000 per share in the aggregate amount of $6,000,000. The two largest existing shareholders of the Company's common stock combined to purchase $3 million of the Series E Stock and a single new investor purchased the remainder (the "Investors"). The Series E Stock is convertible into common stock of the Company on certain terms and at a conversion price to be determined at the time of conversion in accordance with the Company's Certificate of Designation. The issuance of the Series E Stock was made pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Section 4(2) thereof. On July 9, 1999, the 10-day notification period to shareholders was completed and the Company received net proceeds of approximately $5.6 million after costs of issuance totaling approximately $400,000.

Under the Certificate of Designation, at the option of an Investor, the Series E Stock is convertible into shares of the common stock of the Company based upon a conversion price of the lower of (i) $5.00 per share, or (ii) 85% of the arithmetic mean of the 15 lowest closing bid prices during the 30 trading days preceding such date of conversion. Fifty percent of the Series E Stock may be converted after November 27, 1999 and remaining Series E Stock may be converted after January 26, 2000. On June 30, 2002, the Series E Stock will automatically convert into shares of common stock based upon a conversion price of the lesser of $5.00 or 85% of the market price, as defined. The Company has the right to redeem the Series E Stock at any time for 130% of the original purchase price together with any accrued and unpaid dividends. The Series E Stock bears a dividend of 8% payable in cash or stock at the option of the Company. Under the Common Stock Purchase Warrant dated June 30, 1999 between the Company and each of the Investors, the Company issued warrants to purchase common stock equivalent to 35,000 shares of common stock per $1 million of Series E Stock purchased (the "Warrants"). The Warrants may be exercised at $5.31 per share prior to June 30, 2002. The fair value of the Warrants at the date of issuance has been recorded as an issuance cost of the Series E Stock. If the Company's securities remain delisted from the Nasdaq National Market for 45 consecutive days (see Note 12), the conversion price of the Series E Stock will be reduced to the lesser of $5.00 or 65% of the market price, as defined. The restrictions on the dates of conversion remain in effect. In addition, if at any time the Company's securities are not listed on either the Nasdaq National Market or the Nasdaq SmallCap Market, the single new investor mentioned above has the option to require the Company to redeem all or part of its Series E Stock at 130% of the original purchase price.

12.  DELISTING FROM THE NASDAQ NATIONAL MARKET

Effective as of the close of business on September 17, 1999, the Company's securities were delisted from the Nasdaq National Market as a result of a determination made by a Nasdaq Listing Qualifications Panel. On September 28, 1999,the Company appealed the Panel's decision and requested that the matter be reviewed by the Nasdaq Listing and Hearing Review Council. On October 25, 1999, the Company's appeal was acknowledged and a review will be conducted in April 2000 by the Nasdaq Listing and Hearing Review Council. The Company's common stock is currently being traded on the OTC bulletin board under the symbol TMXI.OB.

13.  ACQUISITION OF GENFLEX PRODUCT LINE

Pursuant to an Agreement for the Sale and Purchase of the Genflex Assets dated September 24, 1999, between BTR Industrial Holdings Limited and Teddington Bellows Limited, the Company acquired the assets related to the Genflex product line of bellows expansion joints. The Company accounted for the acquisition of the assets related to the Genflex product line as a purchase and the results of the use of the assets are included in the accompanying condensed financial statements from the date of acquisition. The Genflex product line was combined with and is operating as part of the Teddington Bellows Division in Pontardulais, United Kingdom. In full consideration for the transfer of the assets, Teddington Bellows Limited will pay BTR Industrial Holdings Limited (i) approximately $94,674 (i.e., (Pounds)57,378) for certain equipment, inventory, customer contracts and records; (ii) contingent deferred compensation of 5% net revenue from work-in-progress or new order for a period of 18 months from the closing date; and (iii) contingent deferred compensation of 10% net revenue from the sale of spare parts for a period of 24 months from the closing date. BTR Industrial Holdings Limited and Teddington Bellows Limited entered into a Loan Note Agreement providing for payment of approximately $94,674 (i.e., (Pounds)57,378) on or before November 22, 1999. The Company will account for the contingent deferred compensation as additional purchase price when it is generated. To date no contingent deferred compensation has been generated.

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

Effective September 30, 1999 Arthur Andersen LLP of San Jose, California resigned as the Company's independent public accountants. Arthur Andersen LLP qualified its report on the financial statements of the Company for the year ended December 31, 1998 with a "going concern" opinion. For the year ended December 31, 1997, Arthur Andersen LLP's report on the financial statements of the Company was unqualified. There have been no disagreements regarding any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure between the Company and Arthur Andersen LLP. There have been no reportable events between Arthur Andersen LLP and the Company. The Audit Committee of the Board of Directors approved the resignation of Arthur Andersen LLP as the Company's independent public accountants. The Company is currently seeking a firm more convenient to its Knoxville, Tennessee offices to serve as independent public accountant and intends to have a successor firm engaged as soon as possible, but no later than December 31, 1999, the end of its fiscal year. As a result of the resignation of Arthur Andersen LLP, the Company did not have a quarterly review conducted as of September 30, 1999 by an independent public accountant as had been its previous practice.

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

Thermatrix Diesel Systems Division, relocated from San Jose, California to Knoxville, Tennessee during the third quarter of fiscal year 1999, represents the predominant research and development team of the Company. Following an extensive test program which proved that the FTO technology could destroy over 90% of the noxious emissions from diesel engines, the team has reconfigured the FTO technology to permit the product development of smaller devices suitable for use on mobile applications. Partnerships are being developed with potential end users of diesel after-treatment systems, and three agreements were entered into during fiscal year 1998 for prototype testing on locomotives, buses, and underground mining equipment.

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

During the second quarter of fiscal 1999, the Company announced that it had signed a letter of intent to acquire the Brockington and Scott Group, comprising Brockington and Scott Holdings Limited and its wholly owned subsidiary, Brockington and Scott Limited. Brockington and Scott, which is located in Llandeilo, Carmarthenshire, South Wales, designs and manufactures expansion joints and bellows for applications with diameters from 20 millimeters to 4,000 millimeters. Brockington and Scott markets its products to the power industry and for use in marine, locomotive and diesel vehicle applications. The Brockington and Scott operation is expected to be combined with the Teddington Bellows Division. The Company has finalized the terms of a definitive agreement for the acquisition of all shares of Brockington and Scott by Teddington Bellows Limited, but the agreement remains in escrow pending a final closing of the transaction. In full consideration for the purchase of the shares, Teddington Bellows will pay the Sellers approximately $1,980,000 (i.e., (Pounds)1,200,000). The amount of approximately $660,000 (i.e., (Pounds)400,000) is to be paid upon closing and approximately $330,000 (i.e., (Pounds)200,000) is to be paid annually thereafter until the full amount of the consderation has been paid.

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

On November 5, 1999 the Company entered into an exclusive agreement with Hamon Research-Cottrell ("HR-C") of Somerville, New Jersey and EC&C Technologies of La Canada-Flintridge, California ("EC&C") whereby the Wahlco Air Systems Division would work with HR-C and EC&C to commercialize EC&C's proprietary Urea to Ammonia (U2A(TM)) technology. The agreement provides the Company and HR-C with exclusive licensing rights to the U2A(TM) technology. A patent for the U2A(TM) technology has been allowed and is expected to be issued shortly. The Company intends to employ the process in NOx reduction applications for both stationary and mobile sources.

Results of Operations
---------------------

Revenues were $11.0 million and $31.9 million, respectively, for the three months and nine months ended September 30, 1999, up from $4.0 million and $9.6 million, respectively, for the three months and nine months ended September 30, 1998. The increase in revenues was primarily attributable to the acquisition of Wahlco. Revenues from European operations for the three months and nine months ended September 30, 1999 were 50% and 51%, respectively, compared to 67% and 60% of revenues for the three months and nine months ended September 30, 1998.

The Company had a gross margin contribution of $3.1 million and $6.8 million, respectively, in the three months and nine months ended September 30, 1999 compared to a gross margin contribution of $259,000 and $792,000 in the comparable periods in 1998. The increase in gross margin was primarily attributable to higher revenues as a result of the acquisition of Wahlco, which were sufficient to absorb the fixed and semi-fixed costs of engineering and operations in the United States and Europe, as well as a reduction in reserves as a result of the resolution of warranty issues.

Research and development expenses were $353,000 and $753,000, respectively, in the three months and nine months ended September 30, 1999, compared to $390,000 and $1,053,000 for the comparable periods in 1998. The decrease in research and development expense was primarily attributable to the benefits of the grant award received from the Advanced Technology Program of the National Institute of Standards and Technology, an agency of the U.S. Department of Commerce.
However, on September 24, 1999, the Company requested an early termination of the grant award because the catalyst development program undertaken by a subcontractor to the Company had not produced the expected results. Research and development expenses were largely attributable to expenditures for the development and testing of a prototype system utilizing the Company's patented FTO technology for the treatment of diesel engine emissions from mobile sources.

Selling, general and administrative expenses increased to $3.1 million and $9.6 million, respectively, for the three months and nine months ended September 30, 1999, compared to $1.2 million and $4.1 million in the comparable periods in 1998. The increase in selling, general and administrative expenses reflects the higher costs of operating the combined entity after the Wahlco acquisition.

Liquidity and Capital Resources
-------------------------------

Total cash and short-term investments was $1.1 million at September 30, 1999, a decrease from $3.2 million of cash and short-term investments at December 31, 1998. Net cash used in operating activities was $6.1 million in the nine months ended September 30, 1999, primarily due to the acquisition of Wahlco in January 1999, compared to $3.0 million used in operating activities during the nine months ended September 30, 1998. There can be no guarantee that sufficient funds will be generated to cover the negative cash flow position. Failure to correct the situation will directly impact the ability to secure new orders, the ability to attract and retain quality staff and the ability to meet all existing obligations, all of which will have serious negative consequences for the Company's business, results of operations and financial condition.

On June 30, 1999 the Company closed a private placement of 6,000 shares of Series E Stock at a purchase price of $1,000 per share in the aggregate amount of $6,000,000. The two largest existing shareholders of the Company's common stock combined to purchase $3 million of the Series E Stock and a single new investor purchased the remainder (the "Investors"). The Series E Stock is convertible into common stock of the Company on certain terms and at a conversion price to be determined at the time of conversion in accordance with the Company's Certificate of Designation. The issuance of the Series E Stock was made pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Section 4(2) thereof. On July 9, 1999, the 10-day notification period to shareholders was completed and the Company received net proceeds of approximately $5.6 million after costs of issuance totaling approximately $400,000.

Under the Certificate of Designation, at the option of the Investor, the Series E Stock is convertible into shares of the common stock of the Company based upon a conversion price of the lower of (i) $5.00 per share, or (ii) 85% of the arithmetic mean of the 15 lowest closing bid prices during the 30 trading days preceding such date of conversion. Fifty percent of the Series E Stock may be converted after November 27, 1999 and remaining Series E Stock may be converted after January 26, 2000. On June 30, 2002, the Series E Stock will automatically convert into shares of common stock based upon a conversion price of the lesser of $5.00 or 85% of the market price, as defined. The Company has the right to redeem the Series E Stock at any time for 130% of the original purchase price together with any accrued and unpaid dividends. The Series E Stock bears a dividend of 8% payable in cash or stock at the option of the Company. Under the Common Stock Purchase Warrant dated June 30, 1999 between the Company and each of the Investors, the Company issued warrants to purchase common stock equivalent to 35,000 shares of common stock per $1 million of Series E Stock purchased (the "Warrants"). The Warrants may be exercised at $5.31 per share prior to June 30, 2002. The fair value of the Warrants at the date of issuance has been recorded as an issuance cost of the Series E Stock. If the Company's securities remain delisted from the Nasdaq National Market for 45 consecutive days (see Note 12), the conversion price of the Series E Stock will be reduced to the lesser of $5.00 or 65% of the market price, as defined. The restrictions on the dates of conversion remain in effect. In addition, if at any time the Company's securities are not listed on either the Nasdaq National Market or the Nasdaq SmallCap Market, the single new investor mentioned above has the option to require the Company to redeem all or part of its Series E Stock at 130% of the original purchase price.

The Company currently intends to finance its ongoing operations and strategic growth plan by raising a combination of up to $27 million in equity and debt. The Company had originally intended to complete the financing during fiscal 1999, but may not be able to complete all necessary financing until fiscal 2000. The Company has engaged an investment advisory firm on an exclusive basis to assist with the placement of up to $15 million in equity. The Company is also working with potential lenders concerning the placement of a senior term and revolving credit facility of up to $12 million. This financing is also intended to pay the outstanding debt pursuant to the terms of the 1999 Credit Agreement. As a result of the payment of an additional fee of $100,000, this debt now matures on November 22, 1999. The Company's financing is dependent upon the ability to attract additional equity investors and to provide sufficient security for credit facilities. There can be no assurances as to the timing or ultimate outcome of this financing.

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

  . Phase 4 - Implementation and testing of remedies. With the exception of two accounting systems, Phase 4 was completed on October 15, 1999.

  . Phase 5 - Development of contingency plans. The target completion date for this phase is December 15, 1999.

Significant information systems include:

  . Network systems hardware and operating systems, including file servers, and associated operating system software.

  .  Applications software - accounting/ERP, design, office suite, e-mail

  .  Communications systems - telephone, voice mail, fax

Discussion of compliance status of significant information systems.  All network
-------------------------------------------------------------------
hardware has been assessed and is believed to be 100% compliant. Patches available from manufacturers at no cost have been applied to those operating systems deemed non-compliant. All applications servers are in compliance; these include accounting and e-mail hardware. Testing has included setting system dates forward to 12/31/99 and allowing them to roll over to January 1, 2000 and in certain cases, compliance testing programs available from manufacturers have been run. In all cases, date testing was successful.

The corporate and Thermatrix Ltd. offices utilize the same accounting system, and a compliant version has been supplied by the manufacturer as part of the annual maintenance contract. The update was installed in the corporate office in June and testing is expected to be complete at that location by July 15th. Installation and testing are expected to be completed in the UK office by September 15th. To date, accounting systems at Wahlco are 33% compliant. Two systems are not currently compliant; financial constraints have delayed upgrades. The design software used company-wide does not perform date calculations; date stamping of drawings is dependent upon system dates.

Office suite applications at Thermatrix and Wahlco have had compliant updates applied to those computer systems deemed critical. Client and server e-mail applications updates have been completed. E-mail software for Wahlco is believed to be in compliance at this time; any required updates have been applied.

For all divisions, equipment including fax machines and telephone systems have been tested and found to be compliant, and manufacturers and vendors have verified that compliance. Voice mail systems for Thermatrix are compliant. Wahlco has one non-compliant system; the nature of the difficulties likely to occur with this system have been deemed non-critical.

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

Surveys requesting the compliance review status of key suppliers and manufacturers of products, services, internal systems, and status of their key third party providers have been distributed. Key suppliers are defined as those companies or individuals whose Y2K non-compliance could have a material adverse effect on the Company's business. To date, 85% of the surveys have elicited a response; all have indicated that compliance review and testing will be completed in time to assure no disruption in service to the Company. Wahlco has received a 56% response rate to telephone and mail surveys. The Company's vendor compliance program includes the following tasks: assessing vendor compliance status, tracking vendor compliance progress, and developing contingency plans, including identifying alternate suppliers, as needed. Tracking of vendor compliance will be ongoing. Failure to respond will result in follow-up contact through further mail or phone correspondence, contingency plan development or vendor/product replacement.

Contingency plans.  Beyond ensuring that its own systems are compliant and
------------------
identifying alternative suppliers to avert disruptions, the Company has not completed contingency plans aimed at ensuring the continuity of critical business operations before and after December 31, 1999. Possible problem areas have been identified, and contingency plans are expected to be completed by December 15th, 1999.

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

Operating Losses, Working Capital Deficit and Accumulated Deficit; Uncertainty of Future Profitability. The Company had a net loss of approximately $3.5 million for the nine months ended September 30, 1999, working capital deficit of $8.5 million, and an accumulated deficit of approximately $44.6 million at September 30, 1999. Since the Company restructured its operations in 1992, it has financed its operations primarily through private placements of equity securities totaling approximately $26.3 million and an initial public offering of its common stock with net proceeds totaling approximately $22.1 million. The Company does not expect to be profitable unless and until sales of its systems generate sufficient revenues with an appropriate gross margin to fund its operations. There can be no assurance that the Company will achieve such revenues or margins. One result of these continued operating losses and the going concern opinion is that customers have required letters of credit or performance bonds prior to placing orders. There can be no guarantee that the Company will be able to secure such credit instruments sufficient to meet customer requirements and this could have a serious impact on winning new orders.

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

Effective October 1, 1999 the Company entered into an employment agreement with Daniel S. Tedone, Executive Vice President and Chief Financial Officer. The employment agreement provides that in the event Mr. Tedone is terminated for any reason other than gross misconduct, the Company shall pay Mr. Tedone severance compensation consisting of salary and fringe benefits for a period of twelve months. This employment agreement expires on December 31, 2000.

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

Debt. As a result of the acquisition of Wahlco, the Company agreed to become the co-obligor for the outstanding obligations of Wahlco. This debt is payable to Wexford and several Lenders affiliated with Wexford. As of September 30, 1999, the debt amounts to slightly more than $5.7 million and bears interest at the rate of 13% per annum, payable monthly. As a result of the payment of an additional fee of $100,000, this debt now matures on November 22, 1999. A comprehensive security interest in all of the Company's existing and future assets (to include the assets of its significant direct and indirect subsidiaries in the U.S. and U.K.) was granted in connection with this Agreement. Failure to repay the debt or to secure alternative financing would permit Wexford to assert its rights to the underlying assets. There can be no assurance that the Company will be successful in generating sufficient resources to repay the debt when it becomes due, or that it will be successful in finding long-term replacement financing.

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

PART II        OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, the Company has been, or may become, involved in litigation proceedings incidental to the conduct of its business. As a result of the acquisition and restructuring of Wahlco Environmental Systems, Inc., a number of claims have been filed. The Company does not believe that any single proceeding presently pending will have a material adverse effect on the Company's financial position or its results of operations.

In July and August 1999, the Company reached a full and final settlement of two separate project related disputes with two separate customers. One settlement involved payment by the Company of approximately $185,000 to one customer and the other settlement involved receipt by the Company of approximately $300,000 from the other customer. The Company recorded a net credit to income in the quarter ending September 30, 1999 as a result of these settlements.

Item 2.  Changes in Securities

Not applicable.

Item 3.  Defaults Upon Senior Securities

On September 3, 1999, the Company received a notice of default from Wexford Management LLC declaring a default under section 9.1(a) of the 1999 Credit Agreement for failure to pay the interest payment due on September 1, 1999. The Company paid the interest payment on September 3, 1999. Wexford Management LLC provided a written waiver of the default on September 17, 1999.

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Shareholders Meeting was held on October 12, 1999 in New York City. At the meeting the stockholders approved the following proposals as shown:

Proposal 1 (The election of Frank R. Pope as a Class III director to serve a three year term or until his successor is elected and qualified)

For                4,904,191
Against                1,332

Proposal 1 (The election of James M. Strock as a Class III director to serve a three year term or until his successor is elected and qualified)

For                4,904,091
Against                1,432

Proposal 2 (To approve an amendment to the Company's 1996 Stock Plan to increase the number of shares of Common Stock reserved thereunder by 300,000 shares)

For                4,859,451
Against               34,872
Abstain               11,200

Proposal 3 (To approve an amendment to the Company's 1996 Director Option Plan to increase the number of shares of Common Stock reserved thereunder by 20,000 shares)

For                4,831,011
Against               51,912
Abstain               22,600

Proposal 4 (To approve an amendment to the Company's Employee Stock Purchase Plan to increase the number of shares of Common Stock reserved thereunder by 60,000 shares)

For                4,867,522
Against               25,901
Abstain               12,100

Proposal 5, ratification of the appointment of Arthur Andersen as the Company's independent public accountants was withdrawn by management in light of Arthur Anderson's resignation as the Company's auditors.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits:
      3.3   Restated Certificate of Incorporation of Registrant.(**)
      3.4   Amended and Restated Bylaws of Registrant.(*)
      4.2   Amended and Restated Investor Rights Agreement.(*)
      10.1 Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.(*)
      10.2  1987 Incentive Stock Plan, as amended and related agreements.(*)
      10.3  1996 Stock Plan and form of Stock Option Agreement thereunder.(*)
      10.4  Employee Stock Purchase Plan and forms of agreement thereunder.(*)
      10.5 1996 Director Option Plan and form of Director Stock Option Agreement thereunder.(*)
      10.6 Asset Purchase Agreement between the Registrant and Purus, Inc. dated January 4, 1996 (*)
      10.7 Lease dated June 12, 1995 between the Registrant and Spieker Properties, L.P., as amended. (*)
      10.8 Lease dated June 24, 1995 between the Registrant and American General Life Insurance Company.(*)
      10.11 Amended and Restated Loan and Security Agreement between the Registrant and

            Venture Banking Group, a Division of Cupertino National Bank, dated January 21, 1998.(***)
      10.12 1996 Stock Plan:  UK Rules for Employees.(***)
      10.13 First Amendment to the Amended and Restated Loan and Security Agreement between Registrant and Venture Banking Group, a Division of Cupertino National Bank (***)
      10.14 Sublease dated May 7, 1998 between Registrant and Clinimetrics Research Associates, Inc.
      10.15 Form 8K with exhibits filed January 27, 1999 regarding the acquisition of Wahlco Environmental Systems, Inc.

The following Exhibits to the Form 8K filed January 27, 1999 are incorporated by reference.

      2.1 Agreement and Plan of Merger dated November 9, 1998 by and among Thermatrix Inc., TMX Acquisition Sub I, Inc. and Wahlco Environmental Systems, Inc.
      2.2 Security Agreement dated January 13, 1999 by and among Thermatrix Inc., Wexford Capital Partners II, L.P., Wexford Overseas Partners I, L.P., Wexford Special Situations 1996, L.P., Wexford Special Situations 1996 Institutional, L.P., Wexford Special Situations 1996 Limited, Wexford-Euris Special Situations 1996, L.P. and Wexford Management LLC.
      2.3 Guaranty dated January 13, 1999 by and among Thermatrix Inc., Wexford Capital Partners II, L.P., Wexford Overseas Partners I, L.P., Wexford Special Situations 1996, L.P., Wexford Special Situations 1996 Institutional, L.P., Wexford Special Situations 1996 Limited, Wexford Special Situations 1996, L.P. and Wexford Management LLC.
      10.16 Form 8K with exhibits filed March 12, 1999 regarding the Second Amended and Restated Credit Agreement related to interim debt financing arrangements with Wexford.

The following Exhibits to the Form 8K filed March 12, 1999 are incorporated by reference:

      10.1 Second Amended and Restated Credit Agreement dated February 25, 1999 by and among Wahlco Environmental Systems, Inc., Thermatrix Inc., Wexford Capital Partners II, L.P., Wexford Overseas Partners I, L.P., Wexford Special Situations 1996, L.P., Wexford Special Situations 1996 Institutional, L.P., Wexford Special Situations 1996 Limited, Wexford-Euris Special Situations 1996, L.P. and Wexford Management LLC, as agent.
      10.2 General Release dated February 25, 1999 by and among Wahlco Environmental Systems, Inc., Thermatrix Inc., Wexford Capital Partners II, L.P., Wexford Overseas Partners I, L.P., Wexford Special Situations 1996, L.P., Wexford Special Situations 1996 Institutional, L.P., Wexford Special situations 1996 Limited, Wexford-Euris Special Situations 1996, L.P. and Wexford Management LLC, as Agent.
      10.3 Amended and Restated Guaranty dated February 25, 1999 by and among Bachmann Companies, Inc., Wahlco Engineered Products Group, LTD., Wahlco, Inc., WES Property, LTD., Wahlco Engineered Products, Inc., Wahlco Engineered Products, Ltd., Pentney Engineering, LTD., Teddington Bellows (Holdings), LTD., Teddington Bellows, Ltd., Treste Plant Hire, LTD., Thermatrix, LTD. and Wexford Management LLC, as Agent
      10.4 Mortgage, Security Agreement Assignment of Rents and Leases and Fixture Filing dated February 25, 1999 by and between Wahlco Engineered Products, Inc. and Wexford Management LLC, as Agent.
      10.5 Mortgage, Security Agreement Assignment of Rents and Leases and Fixture Filing dated February 25, 1999 by and between Wahlco, Inc. and Wexford Management LLC, as Agent.
      10.6 Promissory Note dated February 25, 1999 in the principal amount of $5,720,585.64, delivered by Thermatrix Inc. and Wahlco Environmental Systems, Inc. to Wexford Management LLC, as Agent.
      10.7 Registration Rights Agreement dated February 25, 1999 by and between Thermatrix

            Inc. and Wexford Management LLC.
      10.8 Amended and Restated Security Agreement dated February 25, 1999 by and among Wahlco Environmental Systems, Inc., Bachmann Companies, Inc., Wahlco, Inc., Wahlco Engineered Products, Inc. and Wexford Management LLC as Agent.
      10.9 Amended and Restated Security Agreement dated February 25, 1999 by and between Thermatrix Inc., Wexford Capital Partners II, L.P., Wexford Overseas Partners I, L.P., Wexford Special Situations 1996 Institutional, L.P., Wexford Special Situations 1996 Limited, Wexford-Euris Special Situations 1996, L.P. and Wexford Management LLC, as Agent.
      10.10 Form of U.K. Debenture entered into by and between Wexford Management LLC and each of Pentney Engineering Limited, Teddington Bellows (Holdings) LTD., Teddington Bellows Ltd., Thermatrix LTD., Treste Plant Hire, LTD., WES Property, LTD., Wahlco Engineered Products Group, LTD. and Wahlco Engineered Products LTD., respectively.
      10.11 Stock Pledge Agreement dated February 25, 1999 by and among Thermatrix Inc., Wahlco Environmental Systems, Inc., Bachmann Companies, Inc., Wahlco Engineered Products Group LTD., Wahlco Engineered Products LTD., Teddington Bellows (Holdings), LTD., and Wexford Management LLC, as Agent.
      10.12 Warrant to purchase up to 450,000 shares of Common Stock of Thermatrix Inc. issued to Wexford Management LLC on February 25, 1999.
      10.17 Form 10-K with exhibits filed March 30, 1998 by Wahlco Environmental Systems, Inc.

The following exhibits to the Wahlco Environmental Systems, Inc. Form 10-K for the year ended December 31, 1998 filed March 30, 1998 are incorporated by reference:

      3.1 Certificate of Incorporation of the Company. (Filed as an exhibit to the Company's Registration Statement No. 33-33698, as amended.)
      3.2 Bylaws of the Company. (Filed as an exhibit to the Company's Registration Statement No. 33-33698, as amended.)
      10.1 Grant of Industrial Tax Exemption by the Commonwealth of Puerto Rico to Wahlco International, Inc., a Delaware corporation, dated as of March 10, 1982. (Filed as an exhibit to the Company's Registration Statement No. 33-33698, as amended.)
      10.2 Order of Conversion of Grant of Puerto Rico Industrial Tax Exemption to Wahlco International, Inc. dated as of October 29, 1987, and as amended on March 8, 1989. (Filed as an exhibit to the Company's Registration Statement No. 33-33698, as amended.)
      10.3 Redemption and Indemnification Agreement, dated as of October 28, 1987, by and among Pacific Diversified Capital Company, Wahlco, Inc. Robert R. Wahler, as Trustee of the Wahler Family Trust, Triple R, John H. McDonald, Westfore, a California limited partnership. (Filed as an exhibit to the Company's Registration Statement No. 33-33698, as amended.)
      10.4 Form of Indemnity Agreement between the Company and each of its directors and officers. (Filed as an exhibit to the Company's Registration Statement No. 33-33698, as amended.)
      10.5 Standard Industrial Lease, dated as of September 3, 1991, by and between Triple R, a California general partnership and Wahlco Inc., a California corporation. (Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1991.)
      10.6 First Addendum to Standard Industrial Lease, dated as of September 3, 1991 between Triple R and Wahlco, Inc. (Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1991.)
      10.7 Second amendment to Office Lease, dated as of December 16, 1991, by and between BCG and the Company. (Filed as an exhibit to the Company's Annual Report on

            Form 10-K for the year ended December 31, 1991.)
      10.8 Installment Note, dated as of July 20, 1992, by and between Wahlco, Inc. and Sanwa Business Credit Corporation, a Delaware corporation. (Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the Quarter ended September 30, 1992.)
      10.9 Guaranty Agreement, dated as of July 20, 1992, by and between the Company and Sanwa. (Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the Quarter ended September 30, 1992.)
      10.10 Security Agreement, dated as of July 20, 1992, by and between Wahlco, Inc. and Sanwa, with accompanying Consent and Acknowledgement of the Company, as Guarantor. (Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the Quarter ended September 30, 1992.)
      10.11 First Amended and Restated 1990 Incentive Award Plan. (Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the Quarter ended September 30, 1992.)
      10.12 Letter Agreement dated August 31, 1993, by and between the Company, Wahlco, Inc., Wahlco Power Products, Inc., a Delaware corporation, Bachmann Companies, Inc., and Sanwa. (Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the Quarter ended September 30, 1993.)
      10.13 Settlement Agreement, dated as of October 7, 1994, by and between Wahlco Power Products, Inc. and ABB Air Preheater, Inc. (Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the Quarter ended September 30, 1994.)
      10.14 Mutual Release, dated as of October 6, 1994, between Wahlco Power Products, Inc. and ABB Air Preheater, Inc. (Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the Quarter ended September 30, 1994.)
      10.15 Assignment of Note, Loan Agreement and Collateral Documents. (Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.)
      10.16 Promissory Note, dated as of May 15, 1995, between the Company and WES Acquisition Corp. (Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.)
      10.17 Commitment Letter, dated as of May 15, 1995, from WES Acquisition Corp. to the Company for a secured term loan in the principal amount of $2 million. (Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.)
      10.18 Employment Agreement between the Company and C. Stephen Beal dated as of May 5, 1995. (Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.)
      10.19 Employment Agreement between the Company and A. Noel DeWinter dated as of May 16, 1995. (Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.)
      10.20 Employment Agreement between the Company and Barry J. Southam dated June 1, 1995. (Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.)
      10.21 Loan and Security Agreement between Wahlco, Inc. and Silicon Valley Bank. (Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.)
      10.22 Amendment and Forbearance Agreement, dated as of May 9, 1996, by and between Silicon Valley Bank and Wahlco, Inc. (Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the Quarter ended June 30, 1996.)
      10.23 Term Loan Agreement and Warrant Agreement and Form of Warrant between the Company and WES Acquisition Corp. dated August 28, 1996. (Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the Quarter ended September 30, 1996.)

      10.24 Letter Agreement dated March 12, 1997 between the Company and WES
            Acquisition Corp. (Filed as an exhibit to the Company's Annual
            Report on Form 10-K for the year ended December 31, 1996.)
      10.25 Letter Agreement dated April 12, 1996 made by the Company and WES
            Acquisition Corp. (Filed as an exhibit to the Company's Annual
            Report on Form 10-K for the year ended December 31, 1996.)
      10.26 Promissory Note dated as of May 9, 1996 made by the Company to WES
            Acquisition Corp. (Filed as an exhibit to the Company's Annual
            Report on Form 10-K for the year ended December 31, 1996.)
      10.27 Promissory Note dated as of November 15, 1996 made by the Company to
            WES Acquisition Corp. (Filed as an exhibit to the Company's Annual
            Report on Form 10-K for the year ended December 31, 1996.)
      10.28 Warrant dated as of November 15, 1996 issued by the Company to
            Wexford Special Situations 1996, L.P. (Filed as an exhibit to the
            Company's Annual Report on Form 10-K for the year ended December 31,
            1996.)
      10.29 Warrant dated as of November 15, 1996 issued by the Company to
            Wexford Special Situations 1996 Institutional, L.P. (Filed as an
            exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.)
      10.30 Warrant dated as of November 15, 1996 issued by the Company to
            Wexford Special Situations 1996 Limited. (Filed as an exhibit to the
            Company's Annual Report on Form 10-K for the year ended December 31,
            1996.)
      10.31 Warrant dated as of November 15, 1996 issued by the Company to
            Wexford-Euris Special Situations 1996, L.P. (Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December
            31, 1996.)
      10.32 Term Loan Agreement, dated as of July 28, 1995, between WES
            Acquisition Corp. and the Company for a secured term loan in the principal amount of $2.0 million. (Filed as an exhibit to the
            Company's Annual Report on Form 10-K for the year ended December 31,
            1996.)
      10.33 Restructuring Agreement dated as of January 30, 1998 among the
            Company, WES Acquisition Corp., the other parties named therein and
            Wexford Management LLC, as Agent. (Filed as an exhibit to the
            Company's Registration Statement No. 333-42805.)
      10.34 Amended and Restated Credit Agreement dated as of January 30, 1998 among the Company, as Borrower, the Lenders and the Individual
            Parties thereto and Wexford Management LLC, as agent. (Filed as an exhibit to the Company's Registration Statement No. 333-42805.)
      10.35 Agreement between the Company and ChaseMellon Shareholder Services,
            Inc. re: Subscription Agency. (Filed as an exhibit to the Company's
            Registration Statement No. 333-42805.)
      10.36 $750,000 Promissory Note dated as of July 2, 1997 between the
            Company and the Chase Manhattan Bank. (Filed as an exhibit to the
            Company's Registration Statement No. 333-42805.)
      10.37 $1,000,000 Promissory Note dated as of October 13, 1997 between the
            Company and the Chase Manhattan Bank. (Filed as an exhibit to the
            Company's Registration Statement No. 333-42805.)
      10.38 $400,000 Promissory Note dated as of November 17, 1997 between the
            Company and the Chase Manhattan Bank. (Filed as an exhibit to the
            Company's Registration Statement No. 333-42805.)
      10.39 Waiver Letter of Silicon Valley Bank dated as of December 19, 1997 re: extension of maturity and waiver of covenants. (Filed as an exhibit to the Company's Registration Statement No. 333-42805.)
      10.40 Wahlco Environmental Systems, Inc. 1996 Employee Stock Option Plan.
            (Filed as an exhibit to the Company's Registration Statement
            No. 333-42805.)
      21    Subsidiaries of the Company. (Filed as an exhibit to the Company's
            Annual Report
            on Form 10-K for the year ended December 31, 1995.)
      27*   Financial Data Schedule (EDGAR filing only)
      10.18 Form 8K/A filed March 27, 1999 regarding the acquisition of Wahlco
            Environmental Systems, Inc.

The following Exhibits to Form 8K/A, filed March 29, 1999 are incorporated by reference:

      2.1 Agreement and Plan of Merger dated November 9, 1998 by and among Thermatrix Inc., TMX Acquisition Sub I, Inc. and Wahlco Environmental Systems, Inc. (Incorporated by reference herein to Registrant's current Report on Form 8-K filed on January 28, 1999, File No. 000-20819.)
      2.2 Security Agreement dated January 13 1999 by and among Thermatrix, Inc., Wexford Capital Partners II L.P., Wexford Overseas Partners I, L.P., Wexford Special Situations 1996, L.P., Wexford Special Situations 1996 Institutional L.P., Wexford Special Situations 1996 Limited, Wexford-Euris Special Situations 1996, L.P. and Wexford Management LLC. (Incorporated herein by reference to Registrant's Current Report on Form 8-K filed on January 28, 1999, File
            No. 000-20819.)
      2.3 Guaranty dated January 13, 1999 by and among Thermatrix Inc., Wexford Capital Partners II, L.P., Wexford Overseas Partners I, L.P., Wexford Special Situations 1996, L.P., Wexford Special Situations 1996 Institutional, L.P., Wexford Special Situations 1996 Limited, Wexford Special Situations 1996, L.P. and Wexford Management LLC. (Incorporated herein by reference to Registrant's Current Report on Form 8-K filed on January 28, 1999, File
            No. 000-20819.)
10.19 Employment Agreement with Mr. Tedone dated October 1, 1999

10.20 Sublease Agreement with TrueLink, Inc. dated October 22, 1999

10.21 Form 10K/A filed September 30, 1999 for the year ended December 31, 1998

10.22 Form S3 filed August 30, 1999

The following exhibits to Form S3 filed August 30, 1999 are incorporated by reference:

      5.1     Opinion of Wilson Sonsini Goodrich & Rosati, Professional
              Corporation.
      10.1(1) Securities Purchase Agreement dated as of June 30, 1999, by and between Thermatrix Inc., and each of The Shaar Fund Ltd., Technology Funding Venture Partners III, L.P. and CIBC WBV Inc.
      10.2(1) Registration Rights Agreement dated as of June 30, 1999, by and between Thermatrix Inc., and each of The Shaar Fund Ltd., Technology Funding Venture Partners III, L.P. and CIBC WBV Inc.
      10.3(1) Certificate of Designations, Preferences and Rights of Series E 8%
              Convertible Preferred Stock of Thermatrix Inc., filed with the Office of the Secretary of State of the State of Delaware on July 1, 1999.
      10.4(1) Common Stock Purchase Warrant issued to each of the Shaar Fund
              Ltd., Technology Funding Venture Partners III , and CIBC WMV Inc. 23.1(2) Consent of Independent Accountants. 23.2 Consent of Counsel
      24.1    Power of Attorney

10.23 Form 8K filed August 31, 1999 regarding the private placement of 6,000 shares of Convertible, Redeemable Preferred Stock

The following exhibits to Form 8K filed August 31, 1999 are incorporated by reference:

      4.1(a) Securities Purchase Agreement dated June 30, 1999, by and between the Registrant and the Shaar Fund Ltd.
      4.1(b) Securities Purchase Agreement dated June 30, 1999 by and between Registrant and Technology Funding Venture Partners III, L.P.
      4.1(c) Securities Purchase Agreement dated June 30, 1999 by and between Registrant and CIBC WMV Inc.
      4.2(a) Registration Rights Agreement dated June 30, 1999, by and between the Registrant and the Shaar Fund.
      4.2(b) Registration Rights Agreement dated June 30, 1999, by and between the Registrant and Technology Funding Venture Partners III, L.P.
      4.2(c) Registration Rights Agreement dated June 30, 1999, by and between the Registrant and CIBC WMV Inc.
      4.3 Certificate of Designation, Preferences and Rights of Series E 8% Convertible Preferred Stock of Thermatrix Inc. filed with the Office of the Secretary of State of the State of Delaware on July 1, 1999.
      4.4(a) Common Stock Purchase Warrant dated June 30, 1999 by and between Registrant and the Shaar Fund Ltd.
      4.4(b) Common Stock Purchase Warrant dated June 30, 1999 by and between Registrant and Technology Funding Venture Partners III, L.P.
      4.4(c) Common Stock Purchase Warrant dated June 30, 1999 by and between Registrant and CIBC WBV Inc.
      99.1 Press Release, issued July 8, 1999, announcing the closing of the sale of shares of Series E Convertible Preferred Stock of the Registrant pursuant to the Securities Purchase Agreement.

10.24 Form S3/A filed September 30, 1999

      5.1     Opinion of Wilson Sonsini Goodrich & Rosati, Professional
              Corporation.
      10.1(1) Securities Purchase Agreement dated as of June 30, 1999, by and between Thermatrix Inc., and each of The Shaar Fund Ltd., Technology Funding Venture Partners III, L.P. and CIBC WBV Inc.
      10.2(1) Registration Rights Agreement dated as of June 30, 1999, by and between Thermatrix Inc., and each of The Shaar Fund Ltd., Technology Funding Venture Partners III, L.P. and CIBC WBV Inc.
      10.3(1) Certificate of Designations, Preferences and Rights of Series E 8%
              Convertible Preferred Stock of Thermatrix Inc., filed with the Office of the Secretary of State of the State of Delaware on July 1, 1999.
      10.4(1) Common Stock Purchase Warrant issued to each of the Shaar Fund
              Ltd., Technology Funding Venture Partners III , and CIBC WMV Inc. 10.5(2) Warrant to purchase up to 450,000 shares of Common Stock of
              Thermatrix Inc. issued to Wexford Management LLC on February 25, 1999.
      10.6(2) Registration Rights Agreement dated February 25, 1999 between
              Thermatrix Inc. and Wexford Management LLC.
      23.1    Consent of Independent Public Accountants.
      23.2    Consent of Counsel
      24.1    Power of Attorney.

10.25 Form 8K filed October 7, 1999 regarding the resignation of Arthur Andersen and the Company's independent public accountants.

The following exhibits to Form 8K filed October 7, 1999 are incorporated by reference:

      4-1     Letter from Arthur Andersen LLP dated October 7, 1999.

10.26 Form 8K/A filed October 15, 1999 regarding the resignation of Arthur Andersen and the

Company's independent public accountants.

The following exhibits to Form 8K filed October 7, 1999 are incorporated by reference:

      4-1     Letter from Arthur Andersen LLP dated October 7, 1999.

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

(b)   Reports on Form 8-K

      Form 8-K with exhibits filed January 28, 1999 regarding the acquisition of Wahlco Environmental Systems, Inc.

      Form 8-K with exhibits filed March 12, 1999 regarding the Second and Amended Restated Credit Agreement related to interim debt financing arrangements with Wexford.

      Form 8-K/A dated March 29, 1999 Pro Forma Financial Statements related to Acquisition of Wahlco Environmental Systems, Inc.

      Form 8K with exhibits filed August 31, 1999 regarding the private placement of 6,000 shares of convertible redeemable preferred stock.

      Form 8K with exhibit filed October 7, 1999 regarding the resignation of Arthur Andersen LLC as the Company's independent public accountants.

      Form 8K/A with exhibit filed October 15, 1999 regarding the designation of Arthur Andersen LLC as the Company's independent public accountants.

Trademark Acknowledgments

 .  Thermatrix and PADRE(R) are registered trademarks of the Company.

                                   SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       THERMATRIX INC.



Date: November 15, 1999                By: /s/ Daniel S. Tedone
                                           -------------------------------------
                                           Daniel S. Tedone
                                           Executive Vice President and
                                           Chief Financial Officer
                                           (Principal Financial and Accounting
                                           Officer)