Form 10-K405
period 1999-12-31
THERMATRIX INC
filed 2000-05-16
CIK 929473

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

        [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended December 31, 1999.

        [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

         For the transition period from              to             .

                        Commission File Number 0-20819

                                THERMATRIX INC.
            (Exact name of registrant as specified in its charter)

               Delaware                                 94-2958515
     (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)                 Identification No.)
     308 N. Peters Road, Suite 100
            Knoxville, TN                                  37922
(Address of principal executive offices)                (Zip Code)

      (Registrant's telephone number, including area code) (865) 539-9603

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

                            Yes   X      No
                                -------     --------

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Paragraph 229.405 of this Chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  On May 1, 2000 there were issued and outstanding 7,821,425 shares of Common Stock. The approximate aggregate market value of Common Stock held by non-affiliates of the Registrant on that date was approximately $3,095,082 based on the closing sale price of the Common Stock ($0.9375), as reported by the OTC Bulletin Board.

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

Description of the Company

  Thermatrix is an industrial company primarily serving the global market of continuously operating facilities for a broad range of industries that include refining, chemical, steel, pharmaceutical, pulp and paper, electric utility, co-generation, and industrial manufacturing. Thermatrix provides a wide variety of air pollution control solutions, including its unique flameless thermal oxidation technology, as well as a wide range of engineered products and services to meet the needs of its clients.

Petition for Reorganization Under Chapter 11

  On January 13, 1999, the Company acquired all of the outstanding common shares of Wahlco Environmental Systems, Inc. (Wahlco). In addition to cash payments, the Company agreed at the time to guarantee certain Wahlco debts owed to, or guaranteed by, Wexford Management LLC (Wexford) and several lenders affiliated with Wexford and granted a security interest in all existing and future assets to Wexford and the lenders.

  On February 25, 1999 the Company entered into the Second Amended and Restated Credit Agreement among Wahlco and the Company, as Borrowers, and the Lenders and Wexford as Agent for the Lenders (the "1999 Credit Agreement"). As a condition of the 1999 Credit Agreement, the Company agreed to confirm its grant to the Lenders of a security interest in all existing and future assets and to cause all its significant subsidiaries to enter into guarantees and grant to the Lenders additional security interests and mortgages in all existing and future assets of the Borrowers and significant subsidiaries. The Company engaged an investment advisory firm to assist with the structure and placement of an equity offering and term and revolving credit facilities to finance its ongoing operations and finance the Wahlco acquisition. The 1999 Credit Agreement matured on August 24, 1999 and, under the Terms of the Agreement, was extended until November 22, 1999 with the payment of an additional fee of $100,000.

  The Company continued its efforts to arrange new financing but was unable to make scheduled payments under the 1999 Credit Agreement. On December 15, 1999, Wexford appointed an administrative receiver in the United Kingdom for all assets of the Company's United Kingdom subsidiaries and the Company expects the receiver to dispose of all of those assets as discussed further in Note F to the financial statements. On December 29, 1999 (the "petition date"), the Company and its operating domestic subsidiaries filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code ("Bankruptcy Code") in the United States Bankruptcy Court, Central District of California ("Bankruptcy Court"). Since the petition date, the Company has been operating as a debtor-in-possession.

  As a debtor-in-possession, the Company is authorized to operate its business, but may not engage in transactions outside of the normal course of business without approval of the Bankruptcy Court. As of the petition date, actions to collect prepetition indebtedness are stayed and other contractual obligations may not be enforced against the Company. In addition, under the Bankruptcy Code, the Company may reject executory contracts. Parties affected by these rejections may file claims with the Bankruptcy Court in accordance with the reorganization process. Substantially all liabilities as of the petition date are subject to settlement under a plan of reorganization to be voted upon by the creditors and equity security holders and approved by the Bankruptcy Court.

  An Official Committee of Unsecured Creditors' was formed which has the right to review and object to business transactions outside the ordinary course and participate in any plan or plans of reorganization.

  The case filing information is as follows:

  Thermatrix Inc.                             SA99-22776-JR
  Wahlco Engineered Products, Inc.            SA99-22775-JR
  Wahlco Environmental Systems, Inc.          SA99-22773-JR
  The Bachman Companies. Inc.                 SA99-22778-JR
  Wahlco, Inc.                                SA99-22772-JR


  The Company continues to operate as debtors-in-possession.

Recent Events

  On June 30, 1999 the Company closed the private placement of $6 Million in convertible redeemable Series E preferred shares. The proceeds of the placement were used as part of the general operating funds of the business.

  The Wahlco acquisition related debt matured on August 24, 1999 and, under the Terms of the Agreement, was extended until November 22, 1999 with the payment of an additional fee of $100,000.

  On September 17, 1999 the Company was notified that, as a result of its failure to meet the Nasdaq National Market continued listing requirements, its securities had been delisted from the National Market. The securities now trade under the symbol TMXIE on the OTC Bulletin Board.

  On September 30, 1999 Arthur Andersen LLC resigned as the Company's Independent Public Accountants. After an extensive search, on December 27, 1999 the Company selected Grant Thornton LLC as its Independent Public Accountants. This appointment has been approved by the Bankruptcy Court.

  On December 15, 1999 the Company was informed that Wexford had appointed representatives of Deloitte & Touche as Administrative Receivers for
Thermatrix Limited, Wahlco Engineered Products Group Limited, Pentney Engineering Limited, Wahlco Engineered Products Limited, Treste Plant Hire Limited, Teddington Bellows Limited, WES Property Limited and Teddington Bellows (Holdings) Limited.

  As of December 31, 1999, the principal amount of the Note to Wexford amounted to $5.7 million and bears interest at the Overdue rate of 16% per annum, payable monthly in advance.

  The Board of Directors of Thermatrix authorized management to seek protection under the provisions of Chapter 11 of the US Bankruptcy Code. On December 29, 1999 Thermatrix Inc., Wahlco Environmental Systems, Inc., Wahlco, Inc., Wahlco Engineered Products, Inc., and the Bachmann Companies, Inc. each filed a voluntary petition in the Central District of California (Santa Ana).

  The Company is currently restructuring its operations and is operating the
Company as debtors-in-possession as of the date of this filing.   As a part of
this restructuring, on February 7, 2000 Mr. Frank R. Pope was elected Chairman of the Board of Directors and Chief Executive Officer of the Company and Mr. Daniel S. Tedone was appointed both President of the Company and a member of Board of Directors.

  On March 29, 2000,the Company announced that it had executed a Purchase and Service Agreement with The Dow Chemical Company that establishes the terms and conditions for designing and supplying multiple Thermatrix

Flameless Thermal Oxidizer (FTO) Systems to various Dow plant sites over the next several years. The Agreement has been submitted to the Bankruptcy Court for approval and the protection afforded a post-petition contract while the Company is in Chapter 11 status.

  Dow selected the FTO technology as an alternative to incineration in connection with a major capital investment program involving a new proprietary recovery process and design has commenced on two separate projects for Dow, representing the two largest projects ever undertaken by Thermatrix.

TMXI: Description of the Business

  Thermatrix Inc. (TMXI), was formed as a Delaware Corporation in 1992 and is a global industrial technology company engaged in the development, manufacture and sale of industrial process equipment for the destruction of volatile organic compounds and hazardous air pollutants (collectively, "VOCs"). The core component of the TMXI technology is its proprietary flameless thermal oxidizer ("FTO"), which is capable of treating virtually all VOCs while achieving destruction removal efficiency ("DRE") of 99.99% or higher with de minimis formation of hazardous by-products such as oxides of nitrogen ("NO\x\"), carbon monoxide ("CO") and products of incomplete combustion ("PICs").

  The air pollution control industry is structured into three discrete market segments: stationary sources, mobile sources and indoor air quality. In the stationary and mobile sources segments, the pollutants of concern are particulate matter ("PM"), VOCs, No\x\ and sulfur dioxide ("SO2"). The primary global sources of the foregoing emissions are industrial facilities, utilities
and engines.   VOCs are an unavoidable by-product of many manufacturing and process industries worldwide and must be controlled due to significant health, safety and environmental risks.

  The core component of the TMXI system is its proprietary FTO, a highly engineered, insulated vessel packed with ceramic material. Due to its flameless design and consistent temperature profile, the TMXI FTO system achieves high destruction with very low energy usage and with de minimis formation of NO\x\ and CO. In February 1998, TMXI successfully completed full-scale testing of a new FTO design. The new development produced the following business advantages and design features:

 .   A greater than 60% reduction in the size of a typical non-recuperative flameless thermal oxidizer
 .   The ability to process chlorinated, sulfonated and fluorinated waste streams without the need for expensive, exotic materials of construction to prevent corrosion.
 .   The incorporation of electric-assisted preheat, which will enable offering flameless startup and operation.
 .   The ability to offer an FTO for the destruction of hazardous liquids.
 .   The ability to offer an FTO using liquid fuels such as diesel, kerosene or waste solvents.

  During 1999, TMXI received one order totaling approximately $800,000 for the supply of the new FTO design and is in the process of completing the delivery of this order.

  TMXI is a system supplier and has a particular focus on VOCs and NO\x\ from industrial facilities. While the current business is 100% from the industrial sector, opportunities involving the destruction of emissions from diesel engines have the potential to diversify the company into a larger segment of the air pollution control marketplace. Presently, the Company has suspended its Research and Development effort while concentrating on restructuring and successfully emerging from Chapter 11.

  On January 13, 1999, pursuant to an Agreement and Plan of Merger dated November 9, 1998 (the "Merger Agreement"), TMXI acquired all of the outstanding common shares of Wahlco Environmental Systems, Inc. ("Wahlco"), a Delaware corporation.

  Wahlco, Inc., one of the two domestic operating subsidiaries of Wahlco, is primarily an OEM directed at handling flue gas and treating the emission of PM and NO\x\. Wahlco, Inc.'s market is approximately 70% from the utilities and energy sector and 30% from the industrial sector. Wahlco Engineered Products, Inc., the second domestic operating subsidiary of Wahlco, designs, manufactures, installs and services gas flow isolation devices including diverters and industrial dampers of various types and engineered expansion joints.

  TMXI paid approximately $1.9 million in cash to acquire all of the common shares and warrants of Wahlco. The Wahlco shareholders are also entitled to receive certain Contingent Payments as defined in the Merger Agreement. The Contingent Payments are dependent upon the resolution of certain contingencies not relating to future operating results of the Company. The Company believes, but can provide no assurances, that the Contingent Payments will not exceed $2,000,000 in total and may be substantially less.

  In connection with the Merger, the Company agreed to guaranty to Wexford Management LLC ("Wexford"), as Agent for certain lenders which are affiliates of Wexford (the "Lenders"), the obligations of Wahlco to the Lenders under an amended and restated credit agreement dated January 30, 1998 (the "1998 Credit Agreement") and to The Chase Manhattan Bank under a non-committed line of credit (the "Chase Facility") and to grant to the Lenders a security interest in all
existing and future assets of the Company.   On February 25, 1999 the Company
entered into the Second Amended and Restated Credit Agreement among Wahlco and the Company, as Borrowers, and the Lenders and Wexford as Agent for the Lenders (the "1999 Credit Agreement"). Under the Second Amended and Restated Credit Agreement, the Company confirmed its grant to the Lenders of a security interest in all existing and future assets of itself and its significant subsidiaries.

TMXI: Competitive Environment

  The industrial VOC control equipment market is mature and highly fragmented among a large number of competitors, primarily with suppliers of flame-based thermal oxidation systems, carbon absorption systems and scrubbing systems, none of whom have a significant industry-wide market share. Many of these technologies have been in use for over thirty years, are familiar and predictable to companies requiring VOC controls and to regulators, and are available from and promoted by a large number of suppliers. In addition, some of the TMXI competitors have substantially greater financial resources, operating experience and market presence than TMXI. In addition, increased competition could result in price reductions and reduced gross margins and could limit TMXI's market share. TMXI believes that the major considerations in selecting industrial VOC control systems are safety; capital, operating and maintenance costs; high DRE; ease of permitting; process stream characteristics; unit location; and on-line reliability and that TMXI competes favorably with respect to these factors.

TMXI: Industrial VOC Customers

  To date, TMXI has sold over 100 systems across a range of industries including petroleum, chemical/petrochemical, pharmaceutical, pulp and paper manufacturing, medical sterilization and for soil and groundwater remediation. The following table sets forth target markets, representative customers and the types of VOCs treated by its systems:


Target Markets                                     Representative Customer               VOCs Treated
--------------                                     -----------------------               ------------
Petroleum/Refining...............................  Chevron, Marathon Oil                 Hydrocarbons
Chemical/Petrochemical...........................  Dow Chemical, Bayer Corporation,      Chlorinated and
 Manufacturing...................................  Mobil Chemical Company, Formosa       Fluorinated Compounds
                                                   Petrochemical Corporation, BASF,
                                                   PPG Industries, Inc., B.F. Goodrich
Pharmaceuticals Manufacturing....................  Zeneca, Warner Lambert, Pfizer        Chlorinated Compounds
                                                   Chesebrough-Pond's USA Co.
Pulp and Paper Manufacturing.....................  Georgia Pacific, Simpson Paper        Sulfonated Compounds
Soil and Groundwater Remediation.................  DOD, DOE, Thermo Remediation          Chlorinated Compounds
                                                                                         and Hydrocarbons

  In 1999 one customer accounted for 80% of TMXI FTO revenue.

TMXI: Sales and Marketing

  TMXI restructured its FTO sales organization in 1997 to one of direct selling by the process and application engineers in order to increase focus on marketing and account management. Worldwide FTO sales are managed from Knoxville, Tennessee.

  Where cost effective, TMXI has retained some independent commissioned sales representatives in the United States and Canada. In Asia, the Company has agreements with Cinchem Enterprise Limited for sales representation in Taiwan and the Peoples' Republic of China, with Toray Engineering Co. Limited and Nittetu Chemical Engineering Limited in Japan, and with Miju Plant Companies Limited in South Korea. All independent representatives are paid solely on commission, which is calculated on a sliding scale as a percentage of sales revenues. TMXI retains responsibility for pricing and terms and conditions. As of May 1, 2000 none of these agreements had been assumed under the Chapter 11 process.

  In April 1997, TMXI entered into an Exclusive Sales and Marketing Agreement (the "White Horse Agreement") with White Horse Technologies Inc. ("White Horse") to facilitate penetration of the air pollution control market by offering potential customers a wider array of products. In July 1998, TMXI declared White Horse to be in default of the White Horse Agreement and on August 25, 1998 suspended any further commercial dealings with the firm. In October 1998, TMXI filed a claim against White Horse for damages related to the default and White Horse filed a bankruptcy petition in November 1998. A settlement was reached in this case after Thermatrix filed for Chapter 11 protection. The Company has provided in full against all White Horse investments and receivables.

TMXI: Engineering and Manufacturing

  The Engineering and Project Management groups for the FTO business are located in Knoxville, Tennessee. These engineers utilize state-of-the-art, PC-based, computer-aided engineering and database management tools, including three-dimensional design tools.

  The Company manufactures its FTO systems to customer order. Qualified subcontractors specializing in the manufacture of the particular component carry out component fabrication, adhering to and carrying formal certification with national and international codes and standards for electrical and mechanical construction. The Company's FTO subcontractors have been selected to allow the Company to expand its capacity to manufacture additional systems while minimizing the Company's investment in fixed costs. The Company uses internal fabrication capabilities or qualified subcontractors throughout the United States and overseas and is not dependent on any one or subset of these subcontractors. Throughout the delivery cycle, the manufacturing process is managed to conform to ISO 9001.

TMXI: Research and Development

  The Company believes that its continued commitment to developing new applications and refining its FTO technology is critical to remaining competitive in the industry. During 1999, the Company focused its technical FTO resources on product development in the diesel emissions area while continuing to make product improvements in its core business of industrial air pollution control. The successful construction and testing of four diesel prototypes in 1998 led the Company to conclude that its FTO technology could efficiently destroy diesel particulate and odors. The Company has suspended its Research and Development effort while concentrating on restructuring and successfully emerging from Chapter 11.

Wahlco, Inc.: Description of the Business

  Wahlco, Inc. designs, manufactures, and sells combined cycle gas turbine products, air pollution control equipment, and related products and services to electric utilities, independent power producers, co-generation plants, and industrial manufacturers worldwide to reduce and control air pollution. Wahlco, Inc.'s products and services include flue gas conditioning systems, NO\x\ reduction systems and industrial electric heaters and thermocouples.

Wahlco, Inc.: Competitive Environment

    Continued pressure on utilities to use lower cost fuel presents opportunities for flue gas conditioning sales in lieu of customers increasing the size of existing precipitator particulate collectors. Domestic utilities are expected to purchase between 200-400 Flue Gas Conditioning (FGC) units over the next 5-10 years. At an average of $500,000 per unit, the market size is as much as $100-200 million, or approximately $10 million per year. The EPA and many states have increased requirements for control of nitrogen of oxide emissions from all combustion sources. Selective Catalytic (SCR) and Selective Non Catalytic Reduction Systems (SNCR) systems which use ammonia or urea to control NOx are in increasing demand as utilities modify sites to meet the rules. Wahlco has positioned itself technically to provide both types of systems. In addition, Wahlco, Inc. offers a urea to ammonia conversion (U2A) system for clients in metropolitan areas needing to avoid the use of anhydrous ammonia for safety reasons. This U2A technology is licensed through EC&C in California and is protected through patent filings in the U.S and Europe.

  Wahlco, Inc. competes primarily on its engineering, scientific and technological expertise. Since 1990, the domestic FGC business of Wahlco Inc. has experienced increased price competition as domestic utilities attempted to reduce the overall costs of compliance with state and federal regulations. Several other domestic manufacturers have been successful in securing some FGC contracts.

  As a result of price competition, Wahlco, Inc. has experienced a decline in market share and in overall FGC margins. Wahlco, Inc. has confronted competitive pricing pressures by reducing certain engineering and manufacturing costs and by reconfiguring various products to better meet customer demand. Based upon internal market information, Wahlco, Inc. believes that it still continues to be the leading provider for FGC systems in the United States and maintains a strong market position internationally.

  Since there are several alternatives to FGC systems, Wahlco, Inc. faces substantial competition from companies providing devices that reduce particulate emissions generally without the need for FGC systems. Examples of such devices are scrubbers, certain Electrostatic Precipitators, and baghouses. Numerous factors may be considered by an electric utility in determining whether to install FGC systems or an alternative technology to achieve compliance. These include the amount of initial capital expenditures, issues and policies related to fuel sources, related on-going operating and maintenance costs, availability and associated costs of low and/or high sulfur coal, the particular emission standards applicable to the public utility, and the value of any credits or allowances which may be available.

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

  Wahlco, Inc. faces substantial competition with respect to its thermocouple and electrical heater products (HTC) and serves a relatively small portion of the total market. In addition to a few large companies that market such products nationally, there are also several regional suppliers that compete with Wahlco, Inc. In establishing a market niche, Wahlco, Inc. targets customers requiring specially engineered and customized products.

Wahlco, Inc.: Customers

  Wahlco, Inc. markets primarily to utilities that comprise almost 80% of its business. Engineering firms account for almost 10% percent and air pollution control vendors and other contractors comprise the remaining customers.


Target Markets                    Representative Customer           Product/Application
--------------                    -----------------------           -------------------
  Domestic Utility               American Electric Power         FGC, Coal Fired Power Boiler
                                 EME Homer City, PA              FGC, Coal Fired Power Boiler
                                 Hitachi                         FGC, Coal Fired Power Boiler
  International Utility          Edison Mission Energy           FGC, Coal Fired Power Boiler
                                 Baltec (for Wallerawang)        FGC, Coal Fired Power Boiler
  Industrial Equipment           Solar Turbines                  Thermocouples
  Industrial Power               ERI for St Agnes                DeNOx  System
  Combined Cycle Gas Turbines    Research-Cottrell for Vogt NeM  Ammonia System for DeNOx
  Commercial                     California Aquarium             Immersion Heaters

  In 1999, three customers accounted for 9%, 15% and 18% respectively of Wahlco revenue.

Wahlco, Inc.: Sales and Marketing

  Wahlco, Inc. utilizes both direct sales employees as well as a nationwide system of 23 commissioned manufacturer's representatives who sell primarily to utilities and municipal power plants in the United States and Canada. Wahlco, Inc. works with 18 foreign representatives for international sales. Larger customer accounts are usually managed directly by Wahlco, Inc. senior sales staff. As of the date of this filing none of the sales representative agreements have been assumed by Wahlco, Inc. under the Chapter 11 process.

Wahlco, Inc.: Engineering and Manufacturing

  Wahlco, Inc. utilizes project engineers from the time of sale through all phases of execution and final acceptance by the customer. Project schedule, budget, engineering and manufacturing execution are all managed by the project engineer to assure highest quality and shortest turnaround time in project execution. The process equipment is purchased from outside vendors and typically mounted on skids. Fabrication and assembly is performed in our facilities in Santa Ana, CA and Lewiston, Maine, as well as outside bids solicited for certain portions of the work to assure lowest cost execution and fastest execution. Wahlco, Inc. engineers travel to the customer's site on a per diem basis to provide technical support and commissioning services after the equipment is installed.

Wahlco, Inc.: Research and Development

  Wahlco, Inc. has focused its recent R&D efforts to continuing monitoring of its sulfur prill feed system for FGC systems. Wahlco, Inc. is successfully testing a screw feed system of its own design for customers requiring an alternative to liquid sulfur feed flue gas conditioning.

  The recent introduction of the U2A product line has been made possible through an alliance agreement with EC&C, who completed most of the preliminary research and development work; and Hamon Research-Cottrell, who is providing sales support. Wahlco, Inc. provides process engineering and fabrication. At the present time, Wahlco, Inc. is jointly proposing with Hamon Research-Cottrell for the installation of a full-scale demonstration plant to several U.S. customers.

Wahlco Engineered Products, Inc.: Description of Business

  Wahlco Engineered Products, Inc. (WEP) designs, manufactures, installs and services gas flow isolation devices including diverter and industrial dampers of various types and engineered expansion joints. WEP markets and sells on a global basis with the engineering and manufacturing facilities located in Lewiston, Maine.

Wahlco Engineered Products, Inc.: Competitive Environment

  WEP faces significant competition in the sale of its dampers, diverters, and expansion joints from manufacturers located in the US and Europe. Although these products are differentiated by design, sophistication, reliability, and customer service, many purchasing decisions are made primarily on the basis of price and delivery. WEP competes on the basis of the benefits of its products robustness of design and "know how" as a result of extensive experience with units proven in operation and believes it competes favorably on delivery and price.

Wahlco Engineered Products, Inc.: Customers

  WEP sells its products to a broad range of industrial markets including petrochemical, metallurgical, paper, and power generation. The Company sells to both the final user (owner) and to engineering contractors. In 1999, one customer accounted for 13.5% of revenue and another accounted for 10.6% of revenue.

Wahlco Engineered Products, Inc.: Sales and Marketing

  WEP markets on a world-wide basis using commissioned independent sales representative organizations. At the end of 1999, WEP was represented by independent representative organizations with offices in Asia (9 locations), Europe and the Middle East (11 locations), South America (3 locations), and North America (24 locations). As of May 1, 2000, no sales representative agreements have been assumed under the Chapter 11 process. The independent sales representatives are managed by area sales managers located in Europe and the US. Proposals are prepared by sales engineers located in Lewiston, Maine making extensive use of software based design and estimating tools.

Wahlco Engineered Products, Inc.: Engineering and Manufacturing

  WEP maintains an ISO9001 and ASME certified manufacturing facility and engineering center in Lewiston Maine. While the Lewiston facility is fully capable of manufacturing the entire product range, at certain times, for reasons of capacity limitation or logistical advantage, fabrication is outsourced. An engineering and sales staff fully capable of designing the entire product line is located in Lewiston with a comprehensive range of engineering capabilities including computational fluid dynamics and finite element analysis. WEP is represented on the technical board of the Expansion Joint Manufacturers Association.

Intellectual Property

  As of May 1, 2000, TMXI owned 17 United States and 34 international patents and had a further 8 United States and 21 international patent applications
pending relating to its thermal treatment technology.   All issued United States
patents relating to its thermal treatment expire during the period between July, 2005 and January, 2018.

  Although enhanced by its patent rights Wahlco, Inc. believes its ability to compete effectively in the FGC market depends primarily upon its engineering, scientific and technological expertise and its reputation for successful installations. This includes a database of information relating to coal and ash analysis and precipitator size and operating conditions. In addition, Wahlco, Inc. has competed successfully in the sale of its sulfur dioxide-based and ammonia conditioning systems, which are not protected by patents, and in the sale of its sulfur-burning FGC systems in foreign countries in which it does not have significant patent protection.

  WEP does not view its business as dependent upon any single or group of patents. WEP seeks to protect its know how and trade secrets through the use of confidentiality and proprietary information agreements. WEP markets its products under the trade names of Wahlco Engineered Products and Wahlco-Metroflex.

  The Company's issued and allowed United States patents include several hundred claims of varying scope relating to many of the Company's inventive methods and apparatuses. These patents cover fundamental aspects of flameless thermal oxidation that are the bases of the Company's technology and their application.

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

  During the period that the technology was developed, an extensive empirical database of performance characteristics for waste flows of different volumes and compositions was compiled. The Company has used this FTO database to develop a proprietary, software-based design tool. In the design process, the software tools analyze the characteristics of the customer's fume flow and determine the optimal system configuration and size. The Company is continuing to expand this database as new systems are installed.

  TMXI has 4 issued United States trademarks and 9 issued international trademarks. The Company also has an additional 1 United States and 4 international trademark applications pending for certain of the Company's tradenames.

Employees

  As of May 1, 2000 the Company had 173 full-time employees. The Company believes that it has been successful in attracting experienced and capable engineering, operations and management personnel. None of the Company's permanent, full-time employees are covered by collective bargaining agreements.

Customers

  One customer accounted for approximately 17% of the Company's consolidated revenues in 1999.

Raw Materials

  The materials used in the production of the Company's product lines are generally available through a number of sources, and the Company does not anticipate difficulty in obtaining the materials and components used in its operations.

Risk Factors

  Outcome of Chapter 11 Process. The U.S. Trustee has filed a motion to appoint a Chapter 11 Trustee. In the event that such a Trustee is appointed the company would cease to be a debtor-in-possession and it is uncertain whether current management would continue to participate in the business and financial affairs of the company. Plans are currently being developed to restructure the operations and capitalization of the Company. Additionally, management is evaluating other alternatives to fund its cash requirements. These plans must be voted upon by the creditors and equity security holders and approved by the Bankruptcy Court. There can be no assurances as to the timing, approval and eventual outcome of such plans. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

  Operating Losses and Accumulated Deficit; Uncertainty of Future Profitability. The Company had a net loss of approximately $17.5 million in 1999 and an accumulated equity deficit of approximately $6.7 million at December 31, 1999. Since TMXI restructured its operations in 1992, it has financed its operations primarily through private placements of equity securities totaling approximately $26.3 million, an initial public offering of its common stock with net proceeds totaling approximately $22.1 million, and an issuance of Series E redeemable preferred stock, with net proceeds totaling approximately $5.6 million. The Company does not expect to be profitable unless and until sales of its systems generate sufficient revenues with an appropriate gross margin to fund its operations. There can be no assurance that the Company will achieve such revenues or margins.

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

  Sensitivity to Major Projects. In 1999, 48 orders for four customers accounted for 37% of the Company's total revenues. In 1998, three projects for two companies accounted for 62% of the Company's FTO revenues and in 1997 two projects accounted for 38% of the Company's FTO revenues, Although the Company is expanding its customers and installations, the average size and dollar volume of each FTO installation has been increasing. The Company anticipates the size of turnkey projects in 2000 will continue to range from $1 million to $4 million. As a result, the Company's results of operations are likely to continue to be dependent on major projects. Such a reliance on major orders is likely to lead to fluctuations in, and to reduce the predictability of, quarterly results.

  Risks Associated with International Operations and Sales.   In 1999, sales to
international customers increased to 19%, up from 2% in 1998. These percentages do not include the impact of sales that occurred thorough the now discontinued UK operations. The Company's overseas growth has placed, and could continue to place, a significant strain on its managerial, operational and financial resources.

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

  Risks Associated with Fixed Price Contracts.   In the past, a majority of the
Company's FTO contracts were performed using "fixed-price" rather than "cost-plus" terms. Under fixed-price terms, the Company bears the full risk of cost overruns. Some costs, including component costs, are beyond the Company's control and may be difficult to predict. If manufacturing or installation costs for a particular project exceed anticipated levels, gross margins would be materially adversely affected, and the Company could experience losses. In addition, the manufacturing process may be subject to significant change orders. However, in some cases the cost of these change orders may not be negotiated until after the system is installed. The failure of the Company to recover the full cost of these change orders could materially adversely affect gross margins
and also cause the Company to experience losses.   While the Company is moving
away from fixed price contracts there can be no assurance that all new customers will be willing to enter cost plus contracts.

  Dependence on Key Personnel. The Company's success depends to a significant extent upon its executive officers and key engineering, sales, marketing, financial and technical personnel. Employees may voluntarily terminate their employment with the Company at any time, and none of the Company's employees are subject to a term employment contract. The Company also believes that its future success will depend in large part upon its ability to attract and retain additional highly skilled personnel. The availability of such personnel is limited, and the fact the Company is in Chapter 11 will make recruitment and rentention after recruiting a difficult proposition.

  Dependence on the Reliability and Performance of Subcontractors.   The Company
relies on subcontractors to build system components and to assemble and install systems. The Company's ability to deliver high quality systems on time will depend upon the quality, reliability and performance of its subcontractors. The failure of a subcontractor to meet delivery schedules could cause the Company to default on its obligations to its customers, which could materially adversely affect the Company's reputation, business, results of operations and financial condition.

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

  Although the Company believes that its FTO technology does not come under the U.S. EPA's current definitions of incineration, there can be no assurance that the U.S. EPA will not classify the Company's FTO technology as an incineration technology in the future. Classification as an incineration technology could significantly increase the length of time and cost of the permitting process for customers because of the requirement for a public hearing, especially where community sentiment is opposed to incineration technology. A lengthier permitting process could reduce the competitive advantages of the Company's technology and materially adversely affect the Company's business, results of operations and financial condition. The California Department of Toxic Substances Control has certified the Company's FTO technology. This certification is not available to incineration-based technologies.

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

  Potential Environmental Liability.   Although the Company does not believe
that its activities would directly expose it to liabilities under local, state or federal environmental laws and regulations, if the Company were to improperly design, manufacture or test its systems or fail to properly train its customers' employees in the operation of the systems, it could be exposed to possible liability for investigation and clean-up costs under such environmental laws.

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

  Performance Bonds.   Wahlco has experienced operating losses for each of the
past six years, and losses continued in 1999. For 1998, losses totaled approximately $6.4 million. In 1996 and 1997, the independent public accountants of Wahlco qualified their report on the company's financial statements expressing the substantial doubt as to the company's ability to continue as a going concern. One result of these continued operating losses and the going concern opinion is that customers have required letters of credit or performance bonds prior to placing orders. There can be no guarantee that the Company will be able to secure such credit instruments sufficient to meet customer requirements and this can have a serious impact on winning new orders.

  Potential Puerto Rican Tax Liability. The Company has determined that there may be a tax liability associated with Wahlco's past repatriation of capital from the Commonwealth of Puerto Rico. Wahlco has accrued $1.3 million for this potential liability. The Company is attempting to resolve this potential tax liability and believes it will be able to settle this matter without additional commitment above what is currently accrued.

Item 2.   Properties

  The Company leases approximately 15,000 square feet of office space in Knoxville, TN, under a lease that expires July 31, 2004. This site houses the Corporate offices and the FTO business operations.

  The Company leases an approximately 46,000 square foot manufacturing and office facility in Santa Ana, California under a ten-year lease expiring on July 31, 2001. This site houses the Wahlco, Inc. operations.

  The Company sub-leases approximately 4,464 square feet of office space in San Jose, California under a 27-month sublease terminating on October 31, 2000. This space is currently sublet for the remaining life of the sub-lease.

  The Company leases approximately 5,000 square feet of office space in Hull, England under a six-year lease expiring January 27, 2003.

  The Company had leased approximately 1,000 square feet of office space in London, England under a five-year lease that expired March 24, 1999.

  The Company owns a 13.27 acre site with a 50,864 square foot manufacturing plant and offices in Lewiston Maine. This site houses the operations of Wahlco Engineered Products, Inc.

  The Company also owns a 32,000 square foot site with a 5,233 square foot office and storage building in Thornton, Illinois. This property is excess to the Company's needs and the Company has accepted and the Bankruptcy Court has approved, an offer to purchase this site for $225,000, net. The sale is anticipated to be completed by the end of May 2000.

  As of May 1, 2000 the Company had not assumed any of the existing leases.

Item 3.   Legal Proceedings

  In addition to the Chapter 11 process, the Company is involved in various routine legal proceedings incident to the ordinary course of its business. Management believes that the outcome of all pending legal proceedings in the aggregate will not have a material effect on the Company's business, financial condition or result of operations.

Item 4.   Submission of Matters to a Vote of Security Holders

  During the fourth quarter of the Company's fiscal year, ending December 31, 1999 the following matters were submitted to and approved by a vote of the shareholders:

  . The election of two (2) Class III Directors (Mr. Pope and Mr. Strock) to serve for a three year term or until their successors are elected and qualified.

  . The amendment of the Company's 1996 Stock Plan to increase the number of shares of Common Stock reserved thereunder by 300,000 shares.

  . The amendment of the Company's 1996 Directors Option Plan to increase the number of shares of Common Stock reserved thereunder by 20,000 shares.

  . The amendment of the Company's Employee Stock Purchase Plan to increase the number of shares of Common Stock reserved thereunder by 60,000 shares.

  A fifth proposal was presented to the stockholders regarding the appointment of Arthur Andersen LLC as the independent public accountants of the Company but the resignation of Arthur Andersen LLC on September 30, 1999 forced the Company to withdraw the Proposal at the Annual Shareholders meeting.

--------------------------------------------------------------------------------

                                    PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters

  The common stock of the Company is traded on the OTC Bulletin Board under the symbol "TMXIE." The following table sets forth the high and low sales prices, in U.S. dollars, of the common stock:


Period                                                 High             Low
------                                               ---------       ---------
First Quarter 1997.................................    $9.375          $3.375
Second Quarter 1997................................     5.750           3.000
Third Quarter 1997.................................     3.250           1.875
Fourth Quarter 1997................................     3.250           1.125

First Quarter 1998.................................     3.062           1.000
Second Quarter 1998................................     6.000           2.500
Third Quarter 1998.................................     5.250           2.313
Fourth Quarter 1998................................     4.500           2.375

First Quarter 1999.................................     3.937           2.750
Second Quarter 1999................................     4.375           2.750
Third Quarter 1999.................................     4.625           1.625
Fourth Quarter 1999................................     2.625           1.000

  As of May 1, 2000 there were over 1,000 holders of record of the Company's Common Stock. The Company has never declared or paid dividends on its stock. The Company intends to utilize any retained earnings to finance the growth and development of its business and does not anticipate paying dividends in the foreseeable future.

Item 6. Selected Consolidated Financial Data

  The selected consolidated financial data set forth below with respect to the Company's statements of operations for each of the five years in the period ended December 31, 1999 are derived from the consolidated financial statements included elsewhere in this report and should be read in conjunction with those financial statements and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations." The statement of operations and the balance sheet data for the years ended December 31, 1995, 1996, 1997 and 1998 are derived from audited financial statements not included in this report.

                                                                                  Years Ended December 31,
                                                              -----------------------------------------------------------------
                                                                  1999          1998         1997         1996         1995
                                                              ------------  ------------  -----------  -----------  -----------
                                                                          (In thousands, except per share amounts)
Consolidated Statement of Operations Data:
  Revenues....................................................   $ 21,700       $ 5,882      $ 6,723      $11,611      $ 6,160
  Cost of revenues............................................     17,758         5,272        7,583       10,009        5,743
                                                                 --------       -------      -------      -------      -------
    Gross margin..............................................      3,942           610         (860)       1,602          417
  Research and development....................................        949         1,658        1,130          748        1,084
  Selling, general and administrative.........................      9,356         5,904        6,372        5,144        4,233
  Impairment Loss.............................................      5,766             -            -            -            -
                                                                 --------       -------      -------      -------      -------
  Loss from operations........................................    (12,129)       (6,952)      (8,362)      (4,290)      (4,900)
  Interest income.............................................         72           382          693          543          231
  Interest expense and other financing costs..................     (2,279)          (12)         (23)         (48)           -
  Provision for income taxes..................................         66            66           66           63           31
  Discontinued operations.....................................     (3,090)       (1,225)      (1,882)      (1,018)        (494)
                                                                 --------       -------      -------      -------      -------
Net Loss.....................................................     (17,492)       (7,873)      (9,640)      (4,876)      (5,194)
                                                                 --------       -------      -------      -------      -------
Accretion of redeemable preferred warrants, costs, and
  beneficial conversion feature..............................      (1,033)            -            -            -            -

Accretion of Series E Stock liquidation premium and
  dividend requirements......................................      (2,040)            -            -            -            -

Net loss attributable to common stock........................    $(20,565)      $(7,873)     $(9,640)     $(4,876)     $(5,194)
                                                                 ========       =======      =======      =======      =======
Basic net loss per share(1)..................................    $  (2.65)      $ (1.03)     $ (1.28)     $ (1.22)     $(65.75)
                                                                 ========       =======      =======      -------      =======
Basic weighted average common shares.........................       7,764         7,677        7,548        3,994           79
                                                                 ========       =======      =======      =======      =======
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments............    $    922       $ 1,804      $ 7,450      $16,191      $   910
Total assets.................................................      15,225         6,780       13,445       22,714        3,971
Redeemable convertible preferred stock.......................           -             -            -            -       11,321
Stockholders' equity (deficit)...............................     (10,740)        4,246       11,949       21,398       (9,345)

(1) See Note D of the Notes to Consolidated Financial Statements--Summary of Significant Accounting Policies Basic Net Loss Per Share.

                                THERMATRIX INC.

                   SUPPLEMENTARY CONSOLIDATED FINANCIAL DATA
                     (In thousands, except per share data)

                      Quarterly Financial Data (Unaudited)

                                                                                  Year  ended December 31, 1999
                                                                        --------------------------------------------------
                                                                           First       Second        Third       Fourth
                                                                          Quarter      Quarter      Quarter      Quarter
                                                                        -----------  -----------  -----------  -----------
Net Sales  ...........................................................     $ 5,758      $ 4,266      $ 5,491     $  6,185
Gross Margin  ........................................................       1,060        1,010          567        1,305
Net Loss  ............................................................      (1,956)      (1,272)      (1,173)     (16,164)
Basic Net Loss Per Share  ............................................     $ (0.25)     $ (0.16)     $ (0.15)    $  (2.09)

                                                                                   Year  ended December 31, 1998
                                                                        --------------------------------------------------
                                                                          First        Second       Third        Fourth
                                                                         Quarter      Quarter      Quarter      Quarter
                                                                        ----------   ----------   ----------   ----------
Net Sales  ...........................................................     $ 1,362      $ 1,335      $ 1,393     $  1,792
Gross Margin  ........................................................          70          356          211          (27)
Net Loss  ............................................................      (1,241)      (1,537)      (1,306)      (3,789)
Basic Net Loss Per Share  ............................................     $ (0.16)     $ (0.20)     $ (0.17)    $  (0.50)

                                                                                  Year ended December 31, 1997
                                                                        --------------------------------------------------
                                                                          First        Second       Third        Fourth
                                                                         Quarter      Quarter      Quarter      Quarter
                                                                        ----------   ----------   ----------   ----------
Net Sales  ...........................................................     $ 1,056      $ 2,213      $ 2,291     $  1,163
Gross Margin  ........................................................        (216)        (104)          13         (553)
Net Loss  ............................................................      (1,952)      (2,291)      (2,050)      (3,347)
Basic Net Loss Per Share  ............................................     $ (0.26)     $ (0.30)     $ (0.27)    $  (0.45)


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

  Thermatrix is an industrial company primarily serving the global market of continuously operating facilities for a broad range of industries that include refining, chemical, steel, pharmaceutical, pulp and paper, electric utility, co-generation, and industrial manufacturing. Thermatrix provides a wide variety of air pollution control solutions, including its unique flameless thermal oxidation technology, as well as a wide range of engineered products and services to meet the needs of its clients.

  The Company's quarterly revenues and operating results have varied significantly in the past and may fluctuate significantly in the future as a result of a variety of factors, many of which are outside the Company's control. Such factors include general economic and industry conditions, the size and timing of individual orders, the timing and amount of project change orders, the amount of first-time engineering needed, the introduction of new products or services by the Company or its competitors or the introduction of the Company's products to new markets, changes in the levels of operating expenses, including development costs, and the amount and timing of other costs relating to the Company's operations.

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

Results of Operations

 Fiscal years Ended December 31, 1999 and 1998


  Revenues. Revenues increased 269% to $21.7 million in 1999 from $5.9 million in 1998. Revenues associated with the purchase of Wahlco account for a substantial portion of this increase. Revenues and related costs of revenues associated with the discontinued UK operations have been removed from 1998 amounts and are now shown as Discontinued operations in the Consolidated Statements of Operations. A decrease in FTO revenues of $1.3 million, partially offset the increase from the addition of the Wahlco companies.

  Gross Margin. The Company had a gross margin of $3.9 million in 1999 versus a gross margin of $610,000 in 1998. As with the increase in revenues the purchase of Wahlco accounted for a substantial portion of this increase. The increase was also attributable to lower cost of revenues due mainly to lower warranty expenses in 1999 vs. 1998.

  The Company anticipates that gross margins will continue to be adversely affected by numerous factors including initial systems addressing new industries or new applications, larger, more complex systems and the extent and timing of change orders. New industry and/or fume characteristics require the Company to expend significantly greater engineering resources in process and system design. Also such new applications are usually sold at lower initial gross margins as the customer and the Company make investments in the development effort. As systems become larger and more complex with hybrid technologies and purchased components, overall gross margin percentages are affected by the Company's ability to mark up the purchased components in the final system. Project change orders can be nominal or can be significant. The Company does not recognize change orders as revenue until the customer accepts the implemented change order or acceptance is probable. Depending upon the magnitude of the change order, gross margins can also be affected.

  Research and Development. Research and development expenses include applications engineering expenses not chargeable to specific customer projects, personnel costs related to patent activities, and the expenses incurred in connection with the Company's development programs to evaluate the feasibility of applying the Company's technology to markets other than industrial VOC emissions control. Research and development expenses during 1999 and 1998 were $949,000 and $1.7 million, respectively. During 1999 the Company received Funds on a government grant related to research and development of $469,000 which caused a reduction in 1999 costs. This grant was offset by the settlement of a lawsuit which resulted in additional research and development expense of $185,000.

During 2000 the Company suspended its Research and Development efforts while concentrating on restructuring and successfully emerging from Chapter 11.

  Selling, General and Administrative. Selling, general and administrative expenses increased by approximately 58% to $9.4 million in 1999 as compared with $5.9 million in 1998. This increase was substantially due to the additional selling, general and administrative expenses of the acquired Wahlco companies which was partially offset by a reduction of $802,000 in TMXI selling, general and administrative costs. This $802,000 reduction was mainly caused by a reduction of bad debt expense in 1999, versus 1998, of $1.6 million (see the selling, general and administrative 1998 versus 1997 comparison for details) and reductions in selling expenses of $443,000 being partially offset by increases of $391,000 in professional fees and $446,000 in liability insurance. The increased professional fees and liability insurance were mainly due to the acquisition of the Wahlco companies.

  Interest Expense. Net interest expense increased by $2.6 million with $2.2 million of net interest expense in 1999 as compared to net interest income in 1998 of $370,000. The addition of interest on the note to Wexford, related to the acquisition of Wahlco accounted for the substantial majority of this increase. Additionally, interest income decreased by $285,000 primarily resulting from a decrease in the amount available for investment as investments were liquidated during 1998 for working capital purposes.

  Income Taxes. As a result of recurring losses, the only income taxes provided for relate to certain state taxes not fully offset by net operating losses


 Fiscal years Ended December 31, 1998 and 1997


  Revenues.   Revenues decreased $841,000 or 12.5% from $6.7 million in 1997 to
$5.9 million in 1998. The decrease in revenues were attributed to managements' efforts being expended on international operations through the UK operations that were discontinued in 1999 and are no longer reported as revenues in the Consolidated Statements of Operations.

  Gross Margin.   The Company had a gross margin contribution of $610,000 in
1998 versus a gross margin loss of $860,000 in 1997. The increase in gross margin was primarily attributable to higher revenues, which were sufficient to absorb the fixed and semi-fixed costs of engineering and operations, and to a lesser extent, reduction in costs from repeat sales of systems for established applications.

  Research and Development.   Research and development expenses include
applications engineering expenses not chargeable to specific customer projects, personnel costs related to patent activities, and the expenses incurred in connection with the Company's development programs to evaluate the feasibility of applying the Company's technology to markets other than industrial VOC emissions control. Research and development expenses during 1998 and 1997 were $1.7 million and $1.1 million, respectively. The increase in research and development expenses in 1998 is primarily attributable to expenditures for the development and testing of a prototype system utilizing the Company's patented FTO technology for the treatment of diesel engine emissions from mobile sources, the development of a prototype of a new FTO configuration, and PADRE(R) product development.

  Selling, General and Administrative. Selling, general and administrative expenses decreased 7% to $5.9 million in 1998 as compared with $6.4 million in 1997. The 1998 total selling, general and administrative expenses reflected $1.6 million recorded to write off accounts receivable amounts incurred in connection with certain project change orders and contracts, the majority of which relate to prior years, that had not been settled as of December 31, 1998, including amounts due from White Horse pursuant to the Exclusive Sales and Marketing Agreement. The Company is in various stages of negotiations and litigation with the parties to the respective contracts and will continue to pursue collection of such balances, including further legal action when necessary. Historically, the Company has been successful in recovering substantial portions of the charges incurred with respect to change orders. However, given the time from the when the cost is incurred, the Company felt it was prudent to write off the amounts during 1998. The Company also included an amount in the write-off related to a reasonable estimate of the legal costs to be incurred to collect the amounts in dispute. Reductions of selling and administrative staff caused a decrease of approximately $779,000 in 1998 versus 1997 selling, general and administrative expenses. Additionally there was a reduction of $147,000 in sales commissions during 1998. Selling, general and administrative expenses in 1997 included non-recurring charges of $891,000 of which $472,000 were related to restructuring charges and $391,000 were related to the write-off of the Company's minority interest in the Formatrix, LLC joint venture with Thermo-Chem.

  Interest Income.   Net Interest income decreased to $370,000 in 1998 from
$670,000 in 1997. The decrease primarily resulted from a decrease in the amount available for investment as investments were liquidated and used throughout 1998 for working capital purposes.

  Income Taxes.   As a result of recurring losses, the only income taxes
provided for relate to certain state taxes not fully offset by net operating losses.

Liquidity and Capital Resources

  In February 1996, the Company sold 284,594 shares of its Series D Preferred Stock at $7.50 per share to existing investors for net cash of $2.1 million. In June 1996, the Company completed its initial public offering raising net proceeds of $22.1 million. In June 1999 the Company completed a private placement of $6 million of Series E convertible, redeemable preferred shares at $1,000 per share. In 1999, 1998, 1997 and 1996, the Company used the proceeds of these prior equity issues to finance its cash used in operating activities of $4.5 million, $4.1 million, $7.7 million and $7.9 million, respectively.

  At December 31, 1999, the Company had an accumulated deficit in equity of $6.7 million and cash and cash equivalents aggregating $922,000. In addition, the Company incurred a net loss during 1999 of $17.5 million.

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

  On February 25, 1999 the Company entered into the Second Amended and Restated Credit Agreement among Wahlco and the Company, as Borrowers, and certain Wexford affiliates as Lenders and Wexford as Agent for the Lenders (the "1999 Credit Agreement"). As of December 31, 1999, the principal due on the Note was $5.7 million and bears interest at the Overdue rate of 16% per annum, payable monthly in advance.

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

  Pursuant to the provisions of the Certificate of Designation of the Series E Stock, if the Company's common stock is delisted from the Nasdaq Stock Market and remains delisted for 45 consecutive days, unconverted shares of Series E Stock may be converted at the sole option of the holder at a conversion price per share equal to 65% of the Market Price (as defined in the Certificate of Designation) of the common stock.

  Pursuant to a Letter Agreement dated June 30, 1999, between the Shaar Fund Ltd. and the Company, the Shaar Fund currently has the option to require the Company to redeem for cash all of the shares of Series E Stock held by the Shaar Fund at the Optional Redemption Price, as defined in the Certificate of Designation.

  The Company is authorized to issue up to 5,000,000 shares of $.001 par value undesignated preferred stock. Upon issuance, the Board of Directors will have the authority to fix the rights, preferences, privileges and restrictions thereof. As of December 31, 1999 12,000 shares of Series E stock had been authorized as described in Note J-2 to the Consolidated Financial Statements.

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

  Management is currently evaluating the Company's alternatives to fund its fiscal 2000 cash requirements. Such alternatives include, among other things, consideration of (i) increased revenues and positive gross margins, (ii) reduction of general and administrative costs, (iii) timely collection of accounts receivable (iv) consolidation of facilities and operations, and, (v) divesting a portion or portions of the Company's business. These strategies are dependent upon the Company's ability to meet its forecasts, to develop increased sales and generate positive gross margins, to achieve the timely collection of amounts due to the Company and to identify parties willing and able to purchase a portion or portions of the Company's business. There can be no assurances as to the timing or ultimate outcome of any of these alternatives. Additionally, any alternative selected will require the approval of the Bankruptcy Court.

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

     The Company conducted a review of its products and internal computer systems to identify the systems that could be affected by the Year 2000 issue. Remedial actions were taken to upgrade those systems identified as potentially affected, and expenditures to complete these actions were not material. One accounting system was not upgraded due to the cost involved; however, a satisfactory solution to this difficulty has been implemented. No significant Year 2000 problems have been encountered either internally or with key vendors.

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk

  Information regarding quantitative and qualitative disclosures about market risks is included in Item 1--Description of Business, Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations, and in Note D to the Consolidated Financial Statements.

Item 8.   Consolidated Financial Statements and Supplementary Data

  See pages 29 through 57.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

  On September 30, 1999 Arthur Andersen LLP resigned as the Company's Independent Public Accountants. Arthur Andersen LLP had qualified the Company's 1998 financial results with a "going concern" opinion. Additionally, Arthur Andersen had been the independent Public Accountants of Wahlco and had so qualified their 1996 and 1997 financial results. The resignation was not the result of a disagreement of any sort between the Company and Arthur Andersen LLP.

  On December 27, 1999 Grant Thornton LLP agreed to become the Company's Independent Public Accountants and the motion for their employment was approved by the Bankruptcy Court on April 24, 2000.

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant

  As of December 31, 1999, the executive officers of the Company, who are elected by and serve at the discretion of the Board of Directors, are as follows:

Name                                   Age    Position
----                                   ---    --------
John T. Schofield  .................    62    Chairman, President and Chief Executive Officer
Daniel S. Tedone  ..................    51    Executive Vice President and Chief Financial Officer
Edward E. Greene  ..................    51    Vice President, Administration and Secretary
James M. Clark......................    50    Executive VP and General Manager, Wahlco Air Systems
John Delk  .........................    51    Executive VP and General Manager, Diesel Systems

  John T. Schofield.   On February 7, 2000 Mr. Schofield resigned as a Director,
Chairman of the Board, President and Chief Executive Officer of the Company and on February 29, 2000 he left the Company's employment. Prior to his resignation, Mr. Schofield had been President and Chief Executive Officer of the Company since April 1992, and Chairman of the Board since December 1993.

  Daniel S. Tedone.   On February 7, 2000 Mr. Tedone was appointed to be
President of the Company and a member of the Board of Directors. Mr. Tedone joined the Company in April 1998 as Executive Vice President and assumed responsibility for the operation of the Company's core VOC business. In June 1998 Mr. Tedone assumed the additional responsibilities of Chief Financial Officer. From 1992, Mr. Tedone was CEO of Pollution Control Technologies Inc., which was acquired by TRC Companies, Inc. in 1995 and where he served as President and CEO of TRC Process Engineering, Inc. from 1995 until joining Thermatrix. Previously, Mr. Tedone served as President of Vericon Corporation and held positions at Connecticut Resources Recovery Authority and Hartford National Bank & Trust Company. Mr. Tedone holds a BA and an MBA in Finance from the University of Connecticut.

  Edward E. Greene.   Mr. Greene has been Vice President, Administration of
Thermatrix Inc. since December 1998. He was appointed Secretary of the Company in July 1998 and has been Director of Administrative Services since June 1996. From October 1970 through April 1996 Mr. Greene was a career Regular Army Officer and is a graduate of the Command and General Staff College and the US Army War College. Mr. Greene also holds a BS from Gannon College and a MA (Economics) from the University of Oklahoma.

  James M. Clark.   Mr. Clark joined the Company as Executive Vice President and
General Manager, Wahlco Air Systems, in Santa Ana, CA. Mr. Clark brings over 26 years experience with environmental firms supplying software and hardware products and services to the utility and industrial air pollution control sectors. His most recent position was Vice President and General Manager of KVB. Mr. Clark holds an MBA from Loyola Marymount University, and a BSE from California State University at Long Beach.

  John C. Delk, Mr. Delk left the Company's employment on March 17, 2000. Mr. Delk joined the Company as Executive Vice President and General Manager, Thermatrix Diesel Systems, in June 1999.

  On February 7, 2000 Mr. Frank R. Pope was appointed Chairman of the Board of Directors and Chief Executive Officer of the Company. Mr. Pope has been a Director of the Company since 1994. Mr. Pope has been the Managing Director of Verdigris Capital, an environmental investment banking firm since October 1996. From 1981 until October 1996, Mr. Pope was a general partner of Technology Funding, a professional venture capital firm. Mr. Pope currently serves on the board of directors of Medstone International, Inc. and Advanced BioCatalytics Corp. where he also serves as Vice President, Corporate Development. Mr. Pope holds a BA from Stanford University, an MBA from the University of Santa Clara Graduate School of Business and a JD from the University of Santa Clara School of Law.

Section 16(a) Beneficial Ownership Reporting Compliance

  Based solely on its review of copies of filings under Section 16(a) of the Securities Exchange Act of 1934, as amended, received by it, or written representations from certain reporting persons, the Company believes that during fiscal 1999, all Section 16 filing requirements were met.

Board of Directors

  The members of the Board of Directors of the Company and their ages as of December 31, 1999, are as listed below.

Name of Director                                 Age    Principal Occupation
----------------                                 ---    --------------------
John T. Schofield  ...........................    62    President, CEO and Chairman of the Board
Charles R. Kokesh  ...........................    52    Managing General Partner, Technology Funding
Frank R. Pope  ...............................    50    Managing Director, Verdigris Capital
James M. Strock  .............................    43    Principal, Strock Enterprises Inc.
John M. Toups  ...............................    74    Retired

  John T. Schofield. On February 7, 2000 Mr. Schofield resigned as a Director, Chairman of the Board, President and Chief Executive Officer of the Company and left the Company's employment effective February 29, 2000. Prior to his resignation, Mr. Schofield had been President and Chief Executive Officer of the Company since April 1992, and Chairman of the Board since December 1993.

  Charles R. Kokesh.   Mr. Kokesh has been a Director of the Company since March
1998. Mr. Kokesh is the founder and managing general partner of Technology Funding, a professional venture capital firm headquartered in Silicon Valley. He has served in this capacity since 1979. Mr. Kokesh also serves on the board of directors of Adesso Specialty Services Inc. Mr. Kokesh received an AB from Harvard College, an MBA from Harvard Business School, and a JD from Boalt Hall School of Law, University of California at Berkeley.

  Frank R. Pope.   Mr. Pope has been a Director of the Company since 1994. Mr.
Pope has been the Managing Director of Verdigris Capital, an environmental investment banking firm since October 1996. From 1981 until October 1996, Mr. Pope was a general partner of Technology Funding, a professional venture capital firm. Mr. Pope currently serves on the board of directors of Medstone International, Inc. and Advanced BioCatalytics Corp. where Mr. Pope also serves as Vice President, Corporate Development. Mr. Pope holds a BA from Stanford University, an MBA. from the University of Santa Clara Graduate School of Business and a JD from the University of Santa Clara School of Law. On February 7, 2000 Mr. Frank R. Pope was appointed Chairman of the Board of Directors and Chief Executive Officer of the Company.

  James M. Strock.   On May 1, 2000 Mr. Strock resigned as a member of the Board of Directors in order to devote additional time to his own business. Mr. Strock had been a Director of the Company since October 1997.

  John M. Toups.   Mr. Toups has been a Director of the Company since November
1994. From January 1978 until his retirement in February 1987, Mr. Toups was the Chief Executive Officer of Planning Research Corporation (PRC), an information technology services company. Mr. Toups currently serves on the board of directors of CACI International Inc., NVR, Inc., Halifax Corporation, Government Technology Services, Inc., and Telepad Corporation. Mr. Toups earned a BS in Civil Engineering from the University of California at Berkeley.

  On February 7, 2000 Mr. Daniel S. Tedone was appointed to be President of the Company and a member of the Board of Directors. Mr. Tedone joined the Company in April 1998 as Executive Vice President and assumed responsibility for the operation of the Company's core VOC business. In June 1998 Mr. Tedone assumed the additional responsibilities of Chief Financial Officer. From 1992, Mr. Tedone was CEO of Pollution Control Technologies Inc., which was acquired by TRC Companies, Inc. in 1995 and where he served as President and CEO of TRC Process Engineering, Inc. from 1995 until joining Thermatrix. Previously, Mr. Tedone served as President of Vericon Corporation and held positions at Connecticut Resources Recovery Authority and Hartford National Bank & Trust Company. Mr. Tedone holds a BA and an MBA in Finance from the University of Connecticut.

Item 11.   Executive Compensation

Summary Compensation

  The following table shows information relating to the compensation awarded to, earned by or paid for services to the Company in all capacities by the Chief Executive Officer and each of the other five most highly compensated executive officers of the Company, as of December 31, 1999, for each of the three years ended December 31, 1999.

                           Summary Compensation Table



                                                                                                     Long-Term
                                                                                                   Compensation
                                                               Annual Compensation                    Awards
                                                 -----------------------------------------------    Securities
                                                                                       All Other    Underlying
Name and Principal Position                      Year  Compensation(2)  Options(#)(3)   Salary       Bonus(1)
-----------------------------------------------  ----  ---------------  -------------  ---------  ---------------
John T. Schofield.............................   1999      $238,333            --        $29,637            --
      Chairman, President and                    1998       220,000            --          5,280       150,000
      Chief Executive Officer                    1997       220,000            --          1,636            --

Daniel S. Tedone(4)...........................   1999       186,667            --          8,865        50,000
      Executive Vice President,                  1998       137,890            --         24,909        50,000
      Chief Financial Officer                    1997            --            --             --            --

James M. Clark(5).............................   1999       102,968            --          3,581        10,000
      Executive Vice President and               1998            --            --             --            --
      General Manager (Wahlco, Inc.)             1997            --            --             --            --

John C. Delk(6)...............................   1999        98,233            --          4,427        10,000
      Executive Vice President and General       1998            --            --             --            --
      Manager (Thermatrix Diesel Systems         1997            --            --             --            --
      Div.)

Alexander G. Baldwin(7).......................   1999       122,000            --          8,703
      Executive Vice President and               1998       121,250            --          2,910         2,500
      General Manager (WEP, Inc.)                1997       125,000            --            952            --

Edward E. Greene(8)...........................   1999       138,750            --          6,794        40,000
      Vice President, Administration             1998        95,000            --          2,280        10,000
      and Secretary                              1997            --            --             --            --

Frank R. Pope (9).............................   1999            --            --             --         1,667
      Chief Executive Officer                    1998            --            --             --         1,667
                                                 1997            --            --             --         1,667

----------------
(1)  No Bonuses were granted.
(2) "Compensation" includes premiums for life insurance policies for Mr. Schofield, a non-qualified relocation payment to Mr. Tedone in 1998 and Mr. Delk in 1999. It also includes the pre-payment of the January 2000 salary for Schofield, Tedone, Greene, Delk, and Clark.
(3) These shares are subject to exercise under stock options granted under the Company's stock option plans.
(4) Mr. Tedone joined the Company April 13, 1998 therefore his salary from April 13, 1998 to December 31, 1998 reflects employment for less than a full year.

(5) Mr. Clark joined the Company on April 14,1999 therefore his salary from April 14, 1999 to December 31, 1999 reflects employment for less than a full year.
(6) Mr. Delk joined the Company on June 7, 1999 therefore, his salary from June 7, 1999 to December 31, 1999 reflects employment for less than a full year.
(7) Mr. Baldwin was appointed Executive Vice President and General Manager of Wahlco Engineered Products, Inc. on February 22, 2000.
(8) Mr. Greene was appointed Secretary of the Corporation on September 15, 1998 and became Vice President, Administration on December 1, 1998.
(9) Mr. Pope was appointed Chief Executive Officer of the Company of February 7, 2000 and receives no compensation for his services as CEO other than reimbursement of reasonable business expenses. Options grants made to Mr. Pope in each of the last three years were for his service as a director.

Stock Option Grants and Exercises

  The following table shows, as to the Named Executive Officers, information concerning stock options granted during the fiscal year ended December 31, 1999.

              Option Grants in Fiscal Year Ended December 31, 1999

                                                              Individual Grants
                                          ---------------------------------------------------------
                                            Number of       % of Total                                Potential Realizable
                                            Securities        Options                                   Value at Assumed
                                            Underlying      Granted to     Exercise                  Annual Rates of Stock
                                             Options         Employees     Price Per   Expiration      Price Appreciation
                                          Granted(#)(2)   in Fiscal Year   Share($)      Date(3)     for Option Term($)(1)
                                          --------------  ---------------  ---------  -------------  ----------------------
Name                                                                                                     5%          10%
----                                                                                                  --------    --------
John T. Schofield  .........................      --           --                --           --          --            --
Daniel S. Tedone  ..........................  50,000           30%           $ 1.75     10/12/09          $0       $42,187
James M. Clark  ............................  10,000            6%             1.75     10/12/09           0         8,437
John C. Delk  ..............................  10,000            6%             1.75     10/12/09           0         8,437
Edward E. Greene  ..........................  40,000           24%             1.75     10/12/09           0        33,748
Frank R. Pope(4)  ..........................   1,667           N/A            3.625     10/12/09           0             0

----------------
(1) Potential realizable value is based on the assumption that the Common Stock of the Company appreciates at the annual rate shown (compounded annually) from the date of grant until the expiration of the ten-year option term. These numbers are calculated based on the requirements promulgated by the Securities and Exchange Commission. Actual gains, if any, on option exercises are dependent on the future performance of the Company's Common Stock and overall market conditions.

(2) Option grants generally vest over a 48-month period. Initial grants vest and become exercisable as to 1/48/th/ of the shares subject to the grant twelve months after the vesting commencement date and as to an additional 1/48/th/ of the shares at the end of each month thereafter provided the employment continues on such date. Subsequent grants vest and become exercisable as to 1/48/th/ of the shares subject to the subsequent grant one month after the vesting commencement date and as to an additional 1/48/th/ of the shares at the end of each month thereafter, provided the employment continues on such date.

(3) Options may terminate before their expiration date if the employment is terminated.

(4) Mr. Pope received the standard annual grant of 1,667 options to purchase common shares under the 1996 Directors Option Plan in January 1999 for his services as a director of the Company. He has received no option grants for his service as Chief Executive Officer.

                Aggregated Option Exercises in Last Fiscal Year
                       and Fiscal Year-End Option Values

  The following table shows, as to the Named Executive Officers, information concerning stock options exercised during the fiscal year ended December 31, 1999 and the value of unexercised options at such date.


                                                                           Number of Securities
                                                                                Underlying
                                                                                Unexercised       Value of Unexercised
                                                                              Options/SARs at     in-the-Money Options
                                                                             December 31, 1999    December 31, 1999 (1)
                                                                           ---------------------  ---------------------
                                             Shares Acquired     Value         Exercisable/           Exercisable/
Name                                         on Exercise(#)   Realized($)    Unexercisable (#)        Unexercisable
----                                         ---------------  -----------  ---------------------  ---------------------
John T. Schofield  ..........................     --              --            346,061/ 77,778        $42,777/ $0
Daniel S. Tedone  ...........................     --              --             22,916/ 77,084           $0
James M. Clark  .............................     --              --                  0/ 10,000           $0
John C. Delk  ...............................     --              --                  0/ 10,000           $0
Edward E. Greene  ...........................     --              --              6,618/ 43,832           $0
Frank R. Pope  ..............................     --              --              10,002/ 1,667           $0

----------------
(1) Based on the market value of the Company's Common Stock at December 31, 1999 of $1.00 per share, less the exercise price to be paid for such shares.

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

Other Employee Benefit Plans

 1987 Incentive Stock Plan

  The Company's 1987 Incentive Stock Plan, as amended (the "1987 Stock Plan") was adopted by the Board of Directors in August 1987 and approved by the stockholders in February 1988. The 1987 Stock Plan provided for grants of incentive stock options to employees (including officers and employee directors) and non-statutory stock options to non-employees (including non-employee directors) and consultants of the Company. A total of 907,651 shares of Common Stock were reserved for issuance under the 1987 Stock Plan. As of December 31, 1999, 538,445 shares of Common Stock had been issued upon the exercise of options granted under the 1987 Stock Plan and options to purchase 369,206 shares of Common Stock at a weighted average exercise price of $1.47 per share were outstanding. The Plan terminated in 1997 and no further options will be granted under the 1987 Stock Plan. Options under the 1987 Stock Plan become exercisable at varying rates over vesting periods determined by the Board of Directors (generally one to ten years), and as of December 31, 1999, 349,702 options were exercisable.

 1996 Stock Plan

  The Company's 1996 Stock Plan (the "1996 Plan") was adopted by the Board of Directors in March 1996 and approved by the stockholders in April 1996. The Board of Directors adopted a sub-plan of the 1996 Plan for the purpose of qualifying for preferred tax treatment under UK tax laws. The UK Inland Revenue approved the sub-plan effective January 30, 1998. A total of 333,334 shares of Common Stock has been reserved for issuance under the 1996 Plan. On October 12, 1999 the shareholders approved a proposal adding an additional 300,000 shares to this option pool. As of December 31, 1999, 15,250 shares of Common Stock had been issued upon the exercise of options granted under the 1996 Plan, options to purchase 396,830 shares of Common Stock at a weighted average exercise price of $3.47 per share were outstanding, 52,635 options were exercisable and 221,254 shares were available for issuance.

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

                      REPORT OF THE COMPENSATION COMMITTEE
                           OF THE BOARD OF DIRECTORS

  Notwithstanding anything to the contrary set forth in any of the Company's previous filings under the Securities Exchange Act of 1933, as amended, or the Securities Act of 1934, as amended, that might incorporate future filings, the following report shall not be incorporated by reference into any such filings.

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

  The compensation philosophy of the Committee is to provide a comprehensive compensation package for each executive officer that is tailored to the Company's accomplishment of business strategies, objectives and initiatives. Accordingly, the Committee follows a compensation strategy that utilizes vesting terms to incentivize and reward executives as the Company addresses the challenges associated with growth. As the Committee applies this compensation philosophy in determining appropriate executive compensation levels and other compensation factors, the Committee reaches its decisions with a view towards the Company's overall financial performance. The Committee strives to structure each officer's overall compensation package to enable the Company to attract, retain and reward personnel who contribute to the success of the Company.

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

CEO Compensation

  Compensation for the Chief Executive Officer aligns with the philosophies and practices described above for executive officers in general. Mr. Schofield's base salary was increased to $220,000 from $205,000 in April 1996. Mr. Schofield received no salary increase in 1998 or 1999. Mr. Schofield received no option grants in 1999. Mr. Schofield resigned as a director, Chairman of the Board of Directors, President and Chief Executive Officer of the Company on February 7, 2000. The Company currently does not have a bonus plan for its Chief Executive Officer or any of its other executive officers.


                                  COMPENSATION COMMITTEE
                                  Charles R. Kokesh
                                  Frank R. Pope

Recent Events

  On February 7, 2000 Mr. John T. Schofield resigned as a Director and Chairman of the Board of Directors, President and Chief Executive Officer of the Company. Mr Frank R. Pope was elected Chairman of the Board of Directors and appointed Chief Executive Officer of the Company. Mr. Pope receives no compensation, other that the reimbursement of normal business expenses, for his services as Chief Executive Officer. Mr. Daniel S. Tedone was appointed to the Board of Directors and also appointed President of the Company on February 7, 2000. Mr. Tedone receives no compensation for his service as a Director and his salary remains at $200,000 per year.

  Based upon the estimates in the Second Report of the administrative receiver, received by the Company on April 14, 2000, the Company expects net proceeds from the disposition of the U.K. assets of approximately $2.5 million to be available to reduce net amounts due to Wexford. There can be no assurances as to the timing or ultimate outcome of the disposition of the discontinued operations.

Item 13. Security Ownership of Certain Beneficial Owners and Management will be included in the Company's Proxy Statement.

                       CONSOLIDATED FINANCIAL STATEMENTS
                                 AND REPORT OF
                    INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
                        THERMATRIX INC. AND SUBSIDIARIES
                            (Debtors-in-Possession)
                           December 31, 1999 and 1998

               Report of Independent Certified Public Accountants



Board of Directors
Thermatrix Inc.

  We have audited the accompanying consolidated balance sheet of Thermatrix Inc. (a Delaware corporation) and Subsidiaries as of December 31, 1999, and the related consolidated statement of operations, stockholders' equity (deficit) and cash flows for the year then ended. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

  We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Thermatrix Inc. and Subsidiaries as of December 31, 1999, and the consolidated results of their operations and their consolidated cash flows for the year then ended, in conformity with generally accepted accounting principles.

  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the financial statements, the Company acquired Wahlco Environmental Systems, Inc., in January, 1999, and was unable to arrange permanent financing before the interim credit agreement was declared in default. In December, 1999, the Company's United Kingdom subsidiaries were placed under control of an administrative receiver and the Company and its domestic subsidiaries filed for protection under Chapter 11 of the United States Bankruptcy Code. The Company continued to incur significant operating losses during 1999, and has a deficit in equity of $10.7 million at December 31, 1999. These conditions raise substantial doubt about the Company's ability to continue as a going concern. As discussed in Note C, management is developing plans to restructure the operations and capitalization of the Company and is evaluating other alternatives to fund its cash requirements. There can be no assurances as to the timing or ultimate outcome of those plans. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

  Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed under
Item 14(a) is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth in relation to the basic consolidated financial statements taken as a whole, as of and for the year ended December 31, 1999.


                                            GRANT THORNTON LLP

Atlanta, Georgia
April 7, 2000

                        Thermatrix Inc. and Subsidiaries
                            (Debtors-in-Possession)

                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                  December 31,


                                     ASSETS


                                                            1999      1998
                                                          --------  --------

CURRENT ASSETS
 Cash and cash equivalents                                $   922   $   134
 Short-term investments                                         -     1,670
 Accounts receivable, net                                   6,528     2,134
 Inventories                                                1,198         -
 Prepaid professional fees                                    468         -
 Other current assets                                         364       160
 Net current assets of discontinued operations                  -       704
                                                          -------   -------

  Total current assets                                      9,480     4,802

PROPERTY AND EQUIPMENT
 Buildings and improvements                                 1,695         -
 Machinery and equipment                                      764       678
 Furniture and fixtures                                     1,270       321
 Demonstration equipment                                      449       449
                                                          -------   -------
                                                            4,178     1,448
 Less accumulated depreciation                             (1,953)   (1,046)
                                                          -------   -------
                                                            2,225       402
 Land                                                         270         -
 Net property and equipment of discontinued operations          -       170
                                                          -------   -------
                                                            2,495       572

OTHER ASSETS
 Patents and other                                          1,021     1,406
 Assets of discontinued operations held for disposition     2,229         -
                                                          -------   -------
                                                            3,250     1,406
                                                          -------   -------

                                                          $15,225   $ 6,780
                                                          =======   =======




        The accompanying notes are an integral part of these statements.

                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                               1999       1998
                                                              ------     ------
CURRENT LIABILITIES
 Accounts payable                                             $  597     $2,151
 Billings on uncompleted contracts in excess
  of costs and revenue recognized                              2,880         21
 Accrued liabilities                                           1,679        362
                                                            --------   --------
   Total current liabilities                                   5,156      2,534

LIABILITIES SUBJECT TO COMPROMISE                             16,789          -
REDEEMABLE PREFERRED STOCK                                     4,020          -
                                                            --------   --------
     Total liabilities and redeemable preferred stock         25,965      2,534

STOCKHOLDERS' EQUITY
 Convertible preferred stock; $0.001 par value
  authorized, 5,000,000 shares; 6,000 shares
  outstanding in 1999                                          4,020          -
 Common stock; $0.001 par value authorized,
  50,000,000 shares; outstanding, 7,821,425 and
  7,711,401 shares in 1999 and 1998, respectively                  8          8
 Additional paid-in-capital                                   47,300     48,795
 Accumulated other comprehensive income                            -         19
 Accumulated deficit                                         (62,068)   (44,576)
                                                            --------   --------
    Total stockholders' equity                               (10,740)     4,246
                                                            --------   --------
                                                            $ 15,225   $  6,780
                                                            ========   ========

        The accompanying notes are an integral part of these statements.

                        Thermatrix Inc. and Subsidiaries
                            (Debtors-in-Possession)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                        For the years ended December 31,


                                                 1999       1998      1997
                                               ---------  --------  --------

Revenues                                       $ 21,700   $ 5,882   $ 6,723

Cost of revenues                                 17,758     5,272     7,583
                                               --------   -------   -------

  Gross margin                                    3,942       610      (860)

Operating expense
 Research and development                           949     1,658     1,130
 Selling, general and administrative              9,356     5,904     6,372
 Impairment loss                                  5,766         -         -
                                               --------   -------   -------

  Total operating expenses                       16,071     7,562     7,502
                                               --------   -------   -------

  Loss from operations                          (12,129)   (6,952)   (8,362)

Other income (expense)
 Interest expense and other financing costs      (2,279)      (12)      (23)
 Other                                               72       382       693
                                               --------   -------   -------

  Total interest income (expense)                (2,207)      370       670
                                               --------   -------   -------

  Loss before provision for income taxes
  and discontinued operations                   (14,336)   (6,582)   (7,692)

Provision for income taxes                           66        66        66
                                               --------   -------   -------

  Loss before discontinued operations           (14,402)   (6,648)   (7,758)

Discontinued operations
 Loss from operations                              (108)   (1,225)   (1,882)
 Loss on disposal                                (2,982)        -         -
                                               --------   -------   -------
                                                 (3,090)   (1,225)   (1,882)
                                               --------   -------   -------

  Net loss                                      (17,492)   (7,873)   (9,640)

Accretion of redeemable preferred warrants,
  costs and beneficial conversion feature        (1,033)        -         -
Accretion of Series E Stock liquidation
  premium and dividend requirements              (2,040)        -         -
                                               --------   -------   -------
  Net loss attributable to common stock        $(20,565)  $(7,873)  $(9,640)
                                               ========   =======   =======

Basic net loss per share

   Continuing operations                       $  (2.25)  $ (0.87)  $ (1.03)
   Discontinued operations                        (0.40)    (0.16)    (0.25)
                                               --------   -------   -------
                                               $  (2.65)  $ (1.03)  $ (1.28)
                                               ========   =======   =======
Basic weighted average common shares              7,764     7,677     7,548
                                               ========   =======   =======

        The accompanying notes are an integral part of these statements.

                        Thermatrix Inc. and Subsidiaries
                            (Debtors-in-Possession)

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                (In thousands, except share and per share data)





                                 Preferred                                               Accumulated      Total        Cumulative
                                  Stock         Common Stock    Additional                  Other      Stockholders'  Comprehensive
                             --------------   ----------------   Paid-in    Accumulated  Comprehensive    Equity          Income
                             Shares  Amount   Shares    Amount   Capital      Deficit       Income       (Deficit)        (Loss)
                             ------  ------ ---------   ------  ----------  -----------  ------------- -------------- -------------
Balance, December 31, 1996      -    $  -   7,466,683       $7    $48,454     $(27,063)          $ -       $ 21,398        $(27,063)

Exercise of stock options
 at $0.30
 to $3.00 per share             -       -     109,613        1         72            -             -             73               -
Common stock issued for
 cash
 at $2.76 per share             -       -      19,695        -         54            -             -             54               -
Common stock issued for
 cash
 at $2.02 per share             -       -      31,683        -         64            -             -             64               -
Net loss                        -       -           -        -          -       (9,640)            -         (9,640)         (9,640)
                             ------  ------ ---------   ------    -------  -----------   -----------       --------   -------------

Balance, December 31, 1997      -       -   7,627,674        8     48,644      (36,703)            -         11,949         (36,703)

Exercise of stock options
 at $0.75
 to $4.125 per share            -       -      35,995        -         41            -             -             41               -
Common stock issued for
 cash
 at $2.18 per share             -       -      32,203        -         70            -             -             70               -
Common stock issued for
 cash
 at $2.55 per share             -       -      15,529        -         40            -             -             40               -
Equity adjustment from
 foreign
 currency translation           -       -           -        -          -            -            19             19              19
Net loss                        -       -           -        -          -       (7,873)            -         (7,873)         (7,873)
                             ------  ------ ---------   ------    -------  -----------   -----------       --------   -------------
Balance, December 31, 1998      -       -   7,711,401        8     48,795      (44,576)           19          4,246         (44,557)


                        Thermatrix Inc. and Subsidiaries
                            (Debtors-in-Possession)

     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) - CONTINUED
                (In thousands, except share and per share data)


                                                                                          Accumulated      Total        Cumulative
                             Preferred Stock   Common Stock     Additional                   Other      Stockholders'  Comprehensive
                             --------------- -----------------   Paid-in    Accumulated   Comprehensive    Equity        Income
                             Shares   Amount   Shares   Amount   Capital      Deficit       Income       (Deficit)       (Loss)
                             -------  ------ ---------  ------  ----------  ------------  ------------   ------------- -------------
Balance, December 31, 1998         -   $   - 7,711,401      $8    $48,795      $(44,576)       $ 19        $  4,246      $(44,557)

Exercise of stock options
 and employee stock purchase
 plan                              -       -   110,024       -        192             -           -             192            -
Issuance of warrants in
 connection with credit
 agreement                         -       -         -       -        782             -           -             782            -
Preferred stock issued, net
 of issuance costs
 (excluding $2,786 for
 redeemable shares)            6,000       -         -       -      2,785             -           -           2,785            -
Warrants issued in connection
 with redeemable shares            -       -         -       -        288             -           -             288            -
Beneficial conversion
 feature of Series E
 preferred stock                   -       -         -       -     (1,059)            -           -          (1,059)           -
Accretion of preferred
 stock beneficial
 conversion feature                -       -        -        -      1,059             -           -           1,059           -
Accretion of redeemable
 preferred warrants,
 issue costs, liquidation
 premium and dividends             -       -        -        -     (1,522)            -           -          (1,522)          -
Liquidation preference
 value for non-redeemable
 preferred stock                   -   4,020       -         -     (4,020)            -           -               -           -
Equity adjustment from
 foreign currency translation      -       -       -         -          -             -         (19)            (19)         (19)
Net loss                                                                        (17,492)                    (17,492)     (17,492)
                                                                                                                       ---------
Comprehensive income               -       -          -       -         -             -           -               -      (17,511)
                             -------  ------  ---------  ------   -------     ---------   ---------       ---------  -----------

Balance, December 31, 1999     6,000  $4,020  7,821,425      $8   $47,300      $(62,068)   $      -        $ 10,740    $ (62,068)
                             =======  ======  =========  ======   =======     =========   =========        ========    =========

 The accompanying notes are an integral part of this statement.

                       Thermatrix Inc. and Subsidiaries
                            (Debtors-in-Possession)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (In thousands, except share data)

                        For the years ended December 31,

                                                                  1999       1998      1997
                                                                ---------  --------  ---------
Cash flows from operating activities:
 Net loss                                                       $(17,492)  $(7,873)  $ (9,640)
 Adjustments to reconcile net loss to net cash
  in operating activities:
  Depreciation and amortization                                    2,247       505        453
  Impairment loss                                                  5,766         -          -
  Loss on disposal of discontinued operations                      2,982         -          -
  Amortization of fair value of warrants                             782
  Write-off of investment in joint venture                             -         -        390
  Write-off receivables from discontinued operations              (5,259)        -          -
   Provision for doubtful accounts                                   387     1,813        220
   Provision for uncollectible costs of uncompleted
    contracts in excess of billings                                    -         -        500
  Changes in assets and liabilities:
   (Increase) decrease in accounts receivable                      2,522    (2,961)     1,160
   (Increase) decrease in costs of uncompleted
    contracts in excess of billings                                1,518       547       (238)
   Decrease in inventories                                         1,304         -          -
   (Increase) decrease in prepaid expenses and
    other current assets                                            (259)       18         84
   Increase (decrease) in accounts payable                        (6,503)    3,826       (724)
   Increase in billings on uncompleted contracts
    in costs and revenue recognized                                1,723       228        173
   Increase (decrease) in accrued liabilities                        886      (246)       (90)
   Decrease in accrued restructure costs                          (2,594)        -          -
   Decrease in net current assets of discontinued operations       7,509         -          -
                                                                --------   -------   --------
    Net cash used in operating activities                         (4,481)   (4,143)    (7,712)

Cash flows from investing activities:
 Purchase of subsidiary, net of cash acquired                     (1,742)        -          -
 Purchases of property and equipment                                (108)      (64)      (465)
 Purchase of short-term investments                                    -    (2,702)   (27,887)
 Proceeds from sale of short-term investments                      1,670     4,619     35,718
 (Increase) decrease in patents and other assets                     176      (326)      (636)
                                                                --------   -------   --------
    Net cash (used in) provided by investing activities               (4)    1,527      6,730

Cash flows from financing activities:
 Repayment on debt obligations                                      (464)        -          -
 Proceeds from issuance of Series E redeemable
  preferred stock, net of costs                                    5,564         -          -
 Net proceeds from issuance of common stock                          192       151        191
                                                                --------   -------   --------
    Net cash provided by financing activities                      5,292       151        191

                        Thermatrix Inc. and Subsidiaries
                            (Debtors-in-Possession)

               CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                       (In thousands, except share data)

                        For the years ended December 31,




                                                         1999     1998     1997
                                                        ------  --------  -------
Cumulative effect of foreign exchange rates on cash       (19)       19        -

Cash and cash equivalents included in current assets
 of discontinued operations                                 -    (1,410)       -
                                                        -----   -------   ------

Increase (decrease) in cash and cash equivalents          788    (3,856)    (791)

Cash and cash equivalents at beginning of period          134     3,990    4,781
                                                        -----   -------   ------

Cash and cash equivalents at end of period              $ 922   $   134   $3,990
                                                        =====   =======   ======

Supplemental disclosure of cash flow information:
-------------------------------------------------

 Cash paid for interest                                $1,004       $10     $ 23
                                                       ======       ===     ====

 Cash paid for income taxes                            $    1       $51     $104
                                                       ======       ===     ====

        The accompanying notes are an integral part of these statements.

                        Thermatrix Inc. and Subsidiaries
                            (Debtors-in-Possession)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1999 and 1998

NOTE A - ORGANIZATION AND OPERATIONS OF THE COMPANY

    Thermatrix, Inc. is an industrial technology company primarily engaged in the development, manufacture and sale of industrial process equipment for the distribution of volatile organic compounds and hazardous air pollutants (collectively, VOCs). Thermatrix and its wholly-owned subsidiaries (collectively "the Company") had operating units in the United States and the United Kingdom. The Company also manufactures products employing other proprietary technologies used to capture and recover low concentrations of VOCs from low-to-medium vapor streams. The Company markets its products to a wide variety of industries, including petroleum, chemical/petrochemical, pharmaceutical, pulp and paper, and medical sterilization and for soil and groundwater remediation, throughout the world.


NOTE B - PETITION FOR REORGANIZATION UNDER CHAPTER 11

    On January 13, 1999, the Company acquired all of the outstanding common shares of Wahlco Environmental Systems, Inc. (Wahlco). In addition to cash payments, the Company agreed at the time to guarantee certain Wahlco debts owed to, or guaranteed by, Wexford Management LLC (Wexford) and several lenders affiliated with Wexford and granted a security interest in all existing and future assets to Wexford and the lenders.

    On February 25, 1999 the Company entered into the Second Amended and Restated Credit Agreement among Wahlco and the Company, as Borrowers, and the Lenders and Wexford as Agent for the Lenders (the "Credit Agreement"). As a condition of the Credit Agreement, the Company agreed to confirm its grant to the Lenders of a security interest in all existing and future assets and to cause all its significant subsidiaries to enter into guarantees and grant to the Lenders additional security interests and mortgages in all existing and future assets of the Borrowers and significant subsidiaries. The Company engaged an investment advisory firm to assist with the structure and placement of an equity offering and term and revolving credit facilities to finance its ongoing operations and finance the Wahlco acquisition. The Credit Agreement matured on August 24, 1999 and, under the terms of the Credit Agreement, was extended until November 22, 1999 with the payment of an additional fee of $100,000.

     The Company continued its efforts to arrange new financing but was unable to make scheduled payments under the Credit Agreement. On December 15, 1999, Wexford obtained the appointment of an administrative receiver in the United Kingdom for all assets of the Company's United Kingdom subsidiaries and the Company expects the receiver to dispose of all of those assets, as discussed in Note F. On December 29, 1999 (the "petition date"), the Company and its operating domestic subsidiaries filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code ("Bankruptcy Code") in the United States Bankruptcy Court, Central District of California ("Bankruptcy Court"). Since the petition date, the Company has been operating as a debtor-in-possession.

                       Thermatrix, Inc. and Subsidiaries
                            (Debtors-in-Possession)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                           December 31, 1999 and 1998

NOTE B - PETITION FOR REORGANIZATION UNDER CHAPTER 11 - Continued

    As a debtor-in-possession, the Company is authorized to operate its business, but may not engage in transactions outside of the normal course of business without approval of the Bankruptcy Court. As of the petition date, actions to collect prepetition indebtedness are stayed and other contractual obligations may not be enforced against the Company. In addition, under the Bankruptcy Code, the Company may reject executory contracts. Parties affected by these rejections may file claims with the Bankruptcy Court in accordance with the reorganization process. Substantially all liabilities as of the petition date are subject to settlement under a plan of reorganization to be voted upon by the creditors and equity security holders and approved by the Bankruptcy Court.

    An Official Committee of Unsecured Creditors was formed which has the right to review and object to business transactions outside the ordinary course and participate in any plan or plans of reorganization.


NOTE C - LIQUIDITY AND CONTINUING OPERATIONS

    The accompanying consolidated financial statements of the Company have been prepared on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, as a result of the Chapter 11 filing and circumstances relating to this event, including the Company's recurring losses from operations and inability to service its debt, such realization of assets and liquidation of liabilities is subject to significant uncertainty. Further, the Company's ability to continue as a going concern is dependent upon the confirmation of a plan of reorganization by the Bankruptcy Court, achievement of profitable operations and the ability to generate sufficient cash from operations and financing sources to meet the restructured obligations. Except as otherwise disclosed, the consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern except as otherwise disclosed.

    Through a reorganization under Chapter 11, management intends to implement a program to restructure the operations and capitalization of the Company in order to strengthen the Company's financial position and operating performance.

    The Company is subject to certain risks that include, but are not limited to, the history of operating losses and uncertainty of future profitability, sensitivity to major projects, fixed price contracts, and dependence on a limited set of customers and key employees. At December 31, 1999, the Company had a deficit in equity of $10.7 million. A return to profitability requires that the Company's sales produce sufficient margins to fund its operations. There can be no assurance that the Company will achieve such revenues. The Company's operating results are sensitive to major projects such that results of operations and financial condition could be adversely affected if the Company failed to obtain major projects, if a major project order was delayed, if the Company was unable to complete the project within its cost estimate or if such installations encountered operating or warranty problems.

                        Thermatrix Inc. and Subsidiaries
                            (Debtors-in-Possession)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                           December 31, 1999 and 1998



NOTE C - LIQUIDITY AND CONTINUING OPERATIONS - Continued

    Management is also currently evaluating other Company alternatives to fund its cash requirements. Such alternatives include, among other things, (i) increased revenues and improved gross margins, (ii) reduction of general and administrative costs, (iii) the timely collection of accounts receivable and,
(iv) consolidation of facilities and operations, and (v) divesting a portion or portions of the Company's business. These strategies are dependent upon the Company's ability to meet its forecasts, to develop increased sales and generate positive gross margins, to achieve the timely collection of amounts due to the Company and to identify parties willing and able to purchase a portion or portions of the Company's business. There can be no assurances as to the timing or ultimate outcome of any of these alternatives.


NOTE D - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.  Basis of Reporting
    ------------------

    The financial statements for the year ended December 31, 1999, reflect accounting principles and practices set forth in AICPA Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code. Substantially all liabilities outstanding as of the date of filing of the petition for reorganization will be subject to settlement under the plan of reorganization and those amounts are reported as Liabilities Subject to Compromise in the consolidated balance sheet. Professional fees and expenditures directly related to the Chapter 11 filing and reorganization of the Company have been segregated from normal operations and are disclosed separately; there were no such expenses in 1999.

2.  Use of Estimates
    ----------------

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. The Company prepares and evaluates ongoing cost to complete estimates in order to monitor its project costs. These estimates form the basis for calculating revenues and gross margins for each project under the percentage-of-completion method of accounting. Due to uncertainties inherent in the estimation process, estimated total costs are subject to revision on an on-going basis as additional information become available. The estimates are subject to change and actual results could be materially different from these estimates.

                        Thermatrix Inc. and Subsidiaries
                            (Debtors-in-Possession)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                           December 31, 1999 and 1998


NOTE D - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

3.  Principles of Consolidation and Foreign Currency Translation
    ------------------------------------------------------------

    The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The functional currency of the foreign subsidiaries is the British Pound Sterling. Accordingly, all translation gains and losses resulting from transactions denominated to currencies other than the U.S. dollar are included in shareholders' equity. To date, the translation gains and losses have not been material. All intercompany accounts and transactions have been eliminated.

 4.  Cash and Cash Equivalents and Short-Term Investments
     ----------------------------------------------------

     The cash balance at December 31, 1999 includes $280,000 that is held as collateral for a stand-by letter of credit.

     For purposes of the statements of cash flows, the Company considers all short term investments purchased with a maturity of three months or less to be cash equivalents.

    Under Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities, the Company classified its short-term investments as held to maturity. Therefore these investments, consisting primarily of certificates of deposit, are carried at amortized cost of $1.7 million in 1998. Unrealized holding gains or losses as of December 31, 1998 were not material. All investments held at December 31, 1998, matured in 1999.

 5.  Revenue Recognition
     -------------------

   The Company principally uses the percentage-of-completion method of accounting for contract revenues. The percentage-of-completion method is based on total costs incurred to date compared with estimated total costs upon completion of contracts. The completed contract method of accounting is used for certain short-term contracts, primarily for made-to-order items in the manufacturing operations. Estimated losses on contracts are charged in full to cost of revenues as soon as such losses become known. Due to uncertainties inherent in the estimation process, estimated total costs are subject to revision on an ongoing basis as additional information becomes available. The Company generally warrants only new systems manufactured by the Company for defective workmanship and/or materials for a period of 12 months from initial operation of the system or 18 months after shipment or notification that the system is ready for shipment, whichever occurs first. Accrued warranty costs were $479,000 and $29,000 as of December 31, 1999 and 1998, respectively, and are included in other accrued liabilities in the accompanying balance sheets.

                        Thermatrix Inc. and Subsidiaries
                            (Debtors-in-Possession)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                           December 31, 1999 and 1998



NOTE D - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued


 6. Accounts Receivable
    -------------------

 Accounts receivable consisted of the following (in thousands):
                                                                1999     1998
                                                               -------  -------

  Billed                                                       $6,594   $1,190
  Unbilled, including unpriced change orders                      421    1,044
                                                               ------   ------
   Total receivables                                            7,015    2,234
  Less: allowance for doubtful accounts                          (487)    (100)
                                                               ------   ------

                                                               $6,528   $2,134
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

  As of December 31, 1999, 26% of accounts receivable was concentrated with two customers. As of December 31, 1998, 76% of accounts receivable was concentrated with three customers.

 7.  Concentration of Credit Risk
     ----------------------------

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


 8.  Inventories
     -----------

  Inventories are valued at the lower of cost of market, cost being determined using the first-in, first-out method, and consist of the following (in thousands):
                        1999   1998
                       ------  -----

    Raw materials      $  584  $   -
    Work in process       538
    Finished goods         76      -
                       ------  -----

                       $1,198  $   -
                       ======  =====

                        Thermatrix Inc. and Subsidiaries
                            (Debtors-in-Possession)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                           December 31, 1999 and 1998


NOTE D - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

 9.  Property and Equipment
     ----------------------

  Property and equipment are stated at cost. Depreciation is provided using the straight-line method based on useful lives of twenty years for buildings and three to five years for furniture, fixtures and equipment. Leasehold improvements are amortized over the shorter of the related lease term or the estimated useful life of the asset. Betterments, renewals and extraordinary repairs that extend the life of the asset are capitalized, other repairs and maintenance are expensed.

10.  Patent Costs
     ------------

  Direct costs incurred in connection with the filing of the Company's patent claims are capitalized as patent costs. Such amounts are amortized over the estimated economic useful lives of the patents (generally ten years). Net book value of capitalized patent costs as of December 31, 1999 and 1998, was approximately $807,000 and $626,000, respectively.

11.  Goodwill
     --------

   Cost in excess of fair value of the net assets of entities acquired in purchase transactions is classified as goodwill and is amortized on the straight-line method over 20 years. As discussed in Note D-12, unamortized goodwill was expensed during 1999 based on management's determination in accordance with SFAS No. 121 that its continuing value was impaired.

                        Thermatrix Inc. and Subsidiaries
                            (Debtors-in-Possession)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                           December 31, 1999 and 1998



NOTE D - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued


12.  Impairment of Long-Lived Assets
     -------------------------------

  Statement of Financial Accounting Standards (SFAS) No. 121, Accounting For The Impairment Of Long-Lived Assets and For Long-Lived Assets To Be Disposed Of, requires impairment losses to be recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets' carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. In 1999, the Company recorded an impairment charge of $5.8 million related to the write down of goodwill which arose from the acquisition of Wahlco Environmental Services, Inc. (see Note E). Management determined that the remaining goodwill was impaired as a result of filing for Chapter 11 protection and the loss of Wahlco's United Kingdom operations. In accordance with SFAS No. 121, the impairment charge was taken in conjunction with the bankruptcy filing which was in December, 1999. No impairment charge was recorded in 1998 and 1997.

13.  Significant Customers
     ---------------------

  In 1999, revenues from 1 customer accounted for 17% of total revenue; in 1998, revenues from 2 customers accounted for 62% of total revenue; and in 1997, revenues from 2 customers accounted for 38% of total revenues.

14.  Basic Net Loss Per Share
     ------------------------

  Basic net loss per share is computed using the weighted average number of shares of common stock outstanding. No diluted loss per share information has been presented in the accompanying statements of operations since potential common shares from conversion of convertible preferred stock, stock opinions and warrants are antidilutive.

                        Thermatrix Inc. and Subsidiaries
                            (Debtors-in-Possession)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                           December 31, 1999 and 1998

NOTE D - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

15.  Comprehensive Income
     --------------------

  In accordance with SFAS No. 130, Reporting Comprehensive Income, which establishes standards for reporting and display of comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general purpose financial statements. The Company has integrated the presentation of comprehensive income (loss) with the consolidated statement of stockholders' equity (deficit).

16.  Accounting for Stock Plans
     --------------------------

  The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Effective in 1995, the Company adopted the disclosure option of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 required that companies that do not choose to account for stock-based compensation as prescribed by the statement, shall disclose the pro forma effects on earnings and earnings per share as if SFAS No. 123 had been adopted. Additionally, certain other disclosures are required with respect to stock compensation and the assumptions used to determine the pro forma effects of SFAS No. 123 (see Note L).

17.  Effect of Recent Accounting Pronouncements
     ------------------------------------------

  SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheets as either an asset or liability measured at its fair value and defines how hedge gains or losses should be reported. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. The Company does not expect the adoption of this Statement to have a material effect on the financial statements.


NOTE E - ACQUISITIONS

 1.  Wahlco Environmental Systems, Inc.
     ----------------------------------

  On January 13, 1999, Thermatrix, Inc. completed the acquisition of Wahlco Environmental Systems, Inc. ("Wahlco). Wahlco designs, manufactures, and sells combined cycle gas turbine products, metallic and fabric bellows, air pollution control equipment, and related products and services to electric utilities, independent power producers, co-generation plants, and industrial manufacturers worldwide. Thermatrix acquired all of the outstanding common shares and warrants of Wahlco for the payment of approximately $1.9 million in cash. If certain other conditions are met, the Company will be required to make additional payments of up to approximately $2.0 million to the sellers. As of December 31, 1999, the conditions related to the additional payments have not been met. Also in conjunction with the acquisition, the Company agreed to guarantee repayment by Wahlco of approximately $4.6 million of debt owed to affiliates of Wexford Management, LLC ("Wexford"), Wahlco's largest shareholder at the time of the acquisition, or guaranteed by Wexford to other parties. The Company subsequently entered into a new credit agreement with Wexford (see Note
N). The acquisition was accounted for as a purchase and the results of Wahlco have been included in the consolidated financial statements from the date of acquisition.

                        Thermatrix Inc. and Subsidiaries
                            (Debtors-in-Possession)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                           December 31, 1999 and 1998

NOTE E - ACQUISITIONS - Continued

After the acquisition, the Company initiated a plan to close duplicate and/or inefficient Wahlco facilities and is reducing personnel and other costs accordingly. The costs involved to close facilities and terminate employees have been recognized as liabilities assumed at the time of the acquisition. The types and amounts of exit liabilities included in the purchase price recorded in connection with the acquisition are (in thousands):

  Personnel terminations and relocations     $1,668
  Facility related costs and relocations      1,966
  Company closures                              406
                                             ------

   Total restructure costs                   $4,040
                                             ======

  As of December 31, 1999, a total of $2.6 million has been charged against the restructure costs. The remaining portion of the restructure costs is substantially related to facility lease costs for excess space which is being charged over the remaining life of the lease. Amounts related to obligations incurred but not paid are included in Liabilities Subject to Compromise.

  The total purchase price for Wahlco was $2.2 million including costs and fees related to the acquisition. The Company assumed liabilities totaling $25.9 million in connection with the purchase. The purchase price was allocated to the acquired assets and liabilities as follows (in thousands):

  Current assets (including $490 of cash)    $12,226
  Property, plant and equipment                9,315
  Other assets                                   440
  Goodwill                                     6,110
                                             -------
                                              28,091

  Current liabilities                         14,461
  Long-term liabilities                        7,358
  Accrued restructure costs                    4,040
                                             -------
                                              25,859
                                             -------

   Purchase price                            $ 2,232
                                             =======

 2.  Ferguson International, Inc.
     ----------------------------

  On April 30, 1999, the Company acquired the assets of Ferguson International, Inc., a supplier of ammonia storage and handling systems used by power companies to reduce emissions of Nox, a major contributor to smog formation. The Company accounted for the acquisition of the Ferguson business as a purchase and the results of the Ferguson business are included in the accompanying consolidated financial statements from the date of acquisition. The Ferguson business was combined with and is operating as part of the Wahlco Air Systems Division in Santa Ana, California. In full consideration for the transfer of the assets, the Company will pay the seller a royalty of 4% of the aggregate net invoice value of gross sales until the earlier of (i) 5 years from the closing date, or
(ii) the seller has received $5.0 million aggregate royalty payments. No consideration was exchanged or liabilities assumed in connection with this acquisition. The Company will account for the contingent royalty payments as additional purchase price when they are generated. As of December 31, 1999, no royalty payments have been generated.

                        Thermatrix Inc. and Subsidiaries
                            (Debtors-in-Possession)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                           December 31, 1999 and 1998

NOTE E - ACQUISITIONS - Continued

3.  Genflex Product Line
    --------------------

  On September 24, 1999, the Company acquired the assets related to the Genflex product line of bellows expansion joints. The purchase price was approximately $100,000, financed by the seller, for certain equipment, inventory, customer contracts and records; (ii) contingent deferred compensation of 5% net revenue from work-in-progress or new order for a period of 18 months from the closing date; and (iii) contingent deferred compensation of 10% net revenue from the sale of spare parts for a period of 24 months from the closing date. The contingent deferred compensation will be accounted for as additional purchase price when generated. During 1999, no contingent deferred compensation was generated. The Genflex product line was combined with and operated as part of the Teddington Bellows Division in the United Kingdom. As discussed in Note B, all assets of the Company located in the United Kingdom were assigned to an administrative receiver as of December 15, 1999.

NOTE F - DISCONTINUED OPERATIONS

  On December 15, 1999, the Company's principal secured creditor ("Wexford"), obtained the appointment of an administrative receiver in the United Kingdom for all assets of the Company's United Kingdom subsidiaries. The administrative receiver took control of the subsidiaries and initiated steps to sell or liquidate those entities. The Company does not expect to retain any of the United Kingdom operations, although the Company's domestic operations may continue to perform services for some of the United Kingdom customers.

  Accordingly, operating results for the United Kingdom subsidiaries have been reclassified and reported as discontinued operations in accordance with Accounting Principles Board Opinion No. 30 for the years ended December 31, 1999, 1998 and 1997. Summary operating results of the discontinued operations are as follows (in thousands):

                                          1999     1998      1997
                                        --------  -------  --------

  Revenue                               $19,678   $7,732   $   288

  Costs and expenses                     19,786    8,957     2,170
                                        -------   ------   -------

  Loss from discontinued operations    $  (108)  $(1,225)  $(1,882)
                                        =======   ======   =======

  Assets and liabilities of the discontinued operations are included in the consolidated balance sheets as assets and liabilities of discontinued operations and are made up as follows (in thousands):

                                                  1999        1998
                                                 ------      ------

  Current assets                                 $    -      $4,015

  Current liabilities                                 -       3,311
                                                 ------      ------
    Net current deficit                               -         704

  Property and equipment                              -         170
                                                 ------      ------
  Assets of discontinued
    operations held for disposition               2,229           -
                                                 ------      ------
    Total assets                                 $2,229      $  874
                                                 ======      ======

                        Thermatrix Inc. and Subsidiaries
                            (Debtors-in-Possession)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                           December 31, 1999 and 1998


NOTE F - DISCONTINUED OPERATIONS - Continued

    Based on a preliminary estimate by the administrative receiver, the Company expects net proceeds from the disposition of the U.K. assets of approximately $2.2 million to be available to reduce amounts due to Wexford. Based on this estimate, the Company has recorded a loss of $3.0 million from the disposal of the discontinued operations. The amount of the loss is dependent on the ultimate proceeds available for repayment of the Wexford debt and there can be no assurances as to the timing or ultimate outcome of the disposition of the discontinued operations.


NOTE G - LIABILITIES SUBJECT TO COMPROMISE

    Liabilities subject to compromise under the reorganization proceedings have been separately classified and represent management's best estimate of amounts owed at the petition date. The Bankruptcy Court established May 14, 2000 as the last date for creditors to file proof of claims under the Bankruptcy Code. Generally, claims not filed by that date will be disallowed. There may be differences between the amounts at which any such liabilities are recorded in the financial statements and the amounts claimed by the Company's creditors. Such claims remain subject to future adjustments depending on negotiations and actions of the Bankruptcy Court.

 Liabilities subject to compromise at December 31, 1999 consist of the following (in thousands):

  Secured debt and accrued interest (see Note N-1)                 $ 5,821
  Trade accounts payable                                             5,808
  State income and sales taxes payable                                 189
  Puerto Rico tollgate tax                                           1,376
  Employee severance and vacation                                    1,387
  Accrued sales commission                                             150
  Accrued lease costs                                                1,125
  Other                                                                933
                                                                   -------

                                                                   $16,789
                                                                   =======

NOTE H - ACCRUED LIABILITIES

    Accrued liabilities consisted of the following (in thousands):

                                                                1999   1998
                                                               ------  ----

  Accrued restructuring costs                                  $  358  $ 77
  Commissions payable                                             127    45
  Accrued employee compensation costs                             179   120
  Income taxes                                                    289    49
  Accrued warranty costs                                          479    29
  Other                                                           247   236
                                                               ------  ----

                                                               $1,679  $556
                                                               ======  ====

                        Thermatrix Inc. and Subsidiaries
                            (Debtors-in-Possession)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                           December 31, 1999 and 1998


NOTE I - COMMITMENTS AND CONTINGENCIES

  The Company leases facilities and certain equipment under operating leases that expire through January 2003. Rent expense was approximately $980,000, $428,000 and $492,000 for the years ended December 31, 1999, 1998 and 1997, respectively. As of December 31, 1999, future minimum payments are as follows (in thousands):

  Year ending December 31,
   2000                                     $1,054
   2001                                        328
   2002                                        256
   2003                                        251
   2004 and thereafter                         147
                                            ------
                                            $2,036
                                            ======

  In April 1996, the Company purchased all of the respective assets, rights and properties of Purus Inc's VOC adsorption technology (PADRE). Concurrent with the purchase, the Company entered into a License Agreement (License) with Purus to manufacture, sell and distribute VOC treatment systems utilizing the PADRE technology. Under this License the Company is required to make quarterly royalty payments of 7% on the aggregate net invoice value of all PADRE VOC equipment sales. Royalty payments will continue until the earlier of (i) five years from the date of the License or (ii) such date that Purus has received $2.0 million in aggregate royalty payments. Royalties paid by the Company under the License totaled approximately $0, $34,000, and $80,000 for the years ended December 31, 1999, 1998, and 1997, respectively.

  Effective as of the close of business on September 17, 1999, the Company's securities were delisted from the Nasdaq National Market as a result of a determination made by a Nasdaq Listing Qualifications Panel. The Company's securities are currently traded under the symbol TMXIE on the Over The Counter Bulletin Board.


NOTE J - PREFERRED STOCK

 1.  Convertible Preferred Stock
     ---------------------------

  The Company is authorized to issue 5,000,000 shares of $.001 par value in designated preferred stock. Upon issuance, the Board of Directors will have the authority to fix the rights, preferences, privileges and restrictions thereof. As of December 31, 1999, 12,000 shares of Series E stock had been authorized as described in Note J-2.

                        Thermatrix Inc. and Subsidiaries
                            (Debtors-in-Possession)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                           December 31, 1999 and 1998


NOTE J - PREFERRED STOCK - Continued

 2.  Issuance of Convertible Preferred Stock, Series E
     -------------------------------------------------

  On June 30, 1999, the Company authorized 12,000 shares of 8% Convertible Preferred Stock, Series E (the "Series E Stock") and closed a private placement of 6,000 shares at a price of $1,000 per share in the aggregate amount of $6.0 million. The two largest existing shareholders of the Company's common stock combined to purchase 3,000 shares of the Series E Stock and a single new investor purchased the remainder (the "Investors"). The Series E Stock is convertible into common stock in accordance with the Certificate of Designation. The issuance of the Series E Stock was made pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, provided by
Section 4(2) thereof. On July 9, 1999, the 10-day notification period to shareholders was completed and the Company received net proceeds of approximately $5.6 million after costs of issuance.

  Under the Certificate of Designation, at the option of each holder, the Series E Stock is convertible into shares of the common stock of the Company based upon a conversion price of the lower of (i) $5.00 per share, or (ii) 85% of the arithmetic mean of the 15 lowest closing bid prices during the 30 trading days preceding such date of conversion. Fifty percent of the Series E stock may be converted after November 27, 1999, and remaining shares may be converted after January 26, 2000. On June 30, 2002, the Series E Stock will automatically convert into shares of common stock based upon a conversion price of the lesser of $5.00 or 85% of market price, as defined. The Company has the right to redeem the Series E Stock at any time for 130% of the original purchase price together with any accrued and unpaid dividends. The Series E stock bears a dividend of 8% payable in cash or stock at the option of the Company. Under the Common Stock Purchase Warrant dated June 30, 1999, between the Company and each of the Investors, the Company issued warrants to purchase common stock equivalent to 35,000 shares of common stock per $1.0 million of Series E Stock purchased (the "Warrants"). The Warrants may be exercised at $5.31 per share prior to June 30, 2002. If the Company's securities remain delisted from the Nasdaq National Market for 45 consecutive days, the conversion price of the Series E Stock will be reduced to the lesser of $5.00 or 65% of the market price, as defined. The restrictions on the dates of conversion remain in effect. Holders of the Series E Stock are entitled to receive, as, when and if declared by the Board of Directors, cumulative preferred dividends at the rate of 8% per annum, payable quarterly.

  In accordance with EITF 98-5, Accounting For Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion, the Company recognized a beneficial conversion feature in the amount of $1,059,000 related to the issuance of the preferred stock. This entire amount was charged to Additional Paid-in Capital during 1999 over the period from the date of issuance to the date of first available conversion.

  The single new investor referred to above holds 3,000 shares of the Series E Stock ("Redeemable Shares") and was granted the option to require the Company to redeem all or part of the Redeemable Shares at 130% of the original purchase price plus accrued and unpaid dividends if, at any time, the Company's securities are not listed on either the Nasdaq National Market or the Nasdaq SmallCap Market. These shares have been classified as Redeemable Preferred Stock on the balance sheet. The issuance costs, value of warrants, value of beneficial conversion feature, liquidation premium and unpaid dividends related to the Redeemable Shares have been charged to Additional Paid-in Capital and accreted to the Redeemable Preferred Stock value in order to reflect total liquidation value at December 31, 1999.

                        Thermatrix Inc. and Subsidiaries
                            (Debtors-in-Possession)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                           December 31, 1999 and 1998

NOTE J - PREFERRED STOCK - Continued

 2.  Issuance of Convertible Preferred Stock, Series E - Continued
     -------------------------------------------------------------

  In the event of a Liquidation Event as defined in the Certificate of Designation, including commencement of a voluntary case under Federal bankruptcy laws, the Series E stockholders shall be entitled to the Liquidation Preference equal to the stated value of the shares plus an amount equal to 30% of the stated value plus accrued and unpaid dividends before any distributions are made to the common stockholders. At December 31, 1999, the Liquidation Preference amount of $4,020,000 related to the non-redeemable Series E Stock has been charged to Additional Paid-in Capital and is included in Stockholders' Equity as Preferred Stock.

  The amounts related to all of the Series E Stock for liquidation premium and unpaid dividends of $1,800,000 and $240,000, respectively, are shown as an additional deduction to determine net loss per common share. Dividends for all of the Series E Stock accrue at $120,000 per quarter.

NOTE K - COMMON STOCK

  As of December 31, 1999, the Company had remaining for issuance the following number of reserved shares of its common stock:

  Warrants to purchase common stock                                 720,000
  Stock options under 1987 Stock Option Plan                        329,206
  Stock options under 1996 Stock Plan                               618,084
  Stock options under 1996 Director Option Plan                     103,334
  Employee Stock Purchase Plan                                      149,939
  Conversion of Series E convertible redeemable preferred (*)     9,230,770*
                                                                 ----------

  Total shares reserved                                          11,151,333
                                                                 ==========

 * Based on a market price of $1.00 on December 31, 1999 and a conversion ratio of 65%.



NOTE L - STOCK OPTION PLANS

 1.  1987 Stock Option Plan (1987 Plan)
     -----------------------------------

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

 2.  1996 Stock Plan (1996 Plan)
     ---------------------------

  A total of 633,334 shares of common stock has been reserved for issuance under the 1996 Plan. The 1996 Plan provides that options and stock purchase rights may be granted to employees and consultants to the Company. Options granted under the 1996 Plan may be either incentive stock options or non-statutory stock options. The Company may also grant stock purchase rights under the 1996 Plan. The exercise price and vesting of all grants are to be determined by the Board of Directors or its designee. Options granted under the 1996 Plan expire 10 years from the date of grant. The 1996 Plan will terminate in 2006.

  The Board of Directors adopted a sub-plan of the 1996 Plan for the purpose of qualifying for preferred tax treatment under UK tax laws. The UK Inland Revenue approved the sub-plan effective January 30, 1998.

                        Thermatrix Inc. and Subsidiaries
                            (Debtors-in-Possession)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                           December 31, 1999 and 1998



NOTE L - STOCK OPTION PLANS - Continued

 3.  1996 Director Option Plan (Directors Plan)
     -------------------------------------------

  A total of 103,334 shares of common stock has been reserved for issuance under the Directors Plan. The Directors Plan provides for an automatic grant to each director of an initial option to purchase 6,667 shares of common stock (First Option) upon the date on which such person becomes a non-employee director, and an additional option to purchase 1,667 shares of common stock (Subsequent Option) each year, if the director has served on the Company's Board of Directors for at least six months. Options granted under the Directors Plan expire ten years after the date of grant. Twelve and one-half percent of the shares subject to a First Option will vest six months after its date of grant and an additional twelve and one-half percent will vest at the end of each six-month period thereafter. One-half of the shares subject to a Subsequent Option will vest six months after the date of the option grant and as to the remaining one-half, one year after the date of grant. The exercise price per share of all options shall be equal to the fair market value of the Company's common stock on the date of grant. The Directors Plan will terminate in 2006.

                        Thermatrix Inc. and Subsidiaries
                            (Debtors-in-Possession)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                           December 31, 1999 and 1998

NOTE L - STOCK OPTION PLANS - Continued

  The following option activity occurred in all stock option plans during the three years ended December 31, 1999:


                                                                                   Weighted
                                                                                   Average
                                                               Outstanding         Exercise
                                                                 Options            Price
                                                               -----------         --------
Balance, December 31, 1996                                        778,181            $2.66
  Granted                                                          57,469             5.24
  Exercised                                                      (109,613)            0.66
  Expired                                                               -                -
  Canceled                                                       (106,978)            4.23
                                                                 --------            -----
Balance, December 31, 1997                                        619,059             2.98
  Granted                                                         318,469             3.95
  Exercised                                                       (35,995)            1.17
  Expired                                                               -                -
  Canceled                                                        (83,921)            7.42
                                                                 --------            -----
Balance, December 31, 1998                                        817,612             2.98
  Granted                                                         177,169             1.87
  Exercised                                                       (82,406)            1.72
  Expired                                                               -                -
  Canceled                                                        (93,832)            3.72
                                                                 --------            -----
Balance December 31, 1999                                         818,543            $2.79
                                                                 ========            =====

  The following table summarizes information about stock options outstanding at December 31, 1999:


                                                                 Weighted
                                                 Number           Average          Weighted           Number           Weighted
                                               Outstanding       Remaining          Average         Exercisable         Average
 Range of Exercise Prices                   December 31, 1999  Contractual Life  Exercise Price  December 31, 1999   Exercise Price
 ------------------------                   -----------------  ----------------  --------------  -----------------   --------------
 $0.30 - $0.75                                  119,671              3.51           $0.53            103,560           $ 0.49
 $1.50                                          205,286              5.67            1.50            197,839             1.50
 $1.625-$3.00                                   271,789              8.35            2.04             39,607             2.38
 $3.625-$7.50                                   197,628              7.63            3.99            138,971             3.86
 $9.00-$12.50                                    24,169              6.74            7.21             27,324            10.91
                                                -------              ----           -----            -------           ------
                                                818,543              6.96           $2.79            507,301           $ 2.52
                                                =======              ====           =====            =======           ======

  As of December 31, 1998, the number of options exercisable and the weighted average exercise price were 459,052 and $2.15, respectively. As of December 31, 1997, the number of options exercisable and the weighted average exercise price were 377,835 and $2.10, respectively.

                        Thermatrix Inc. and Subsidiaries
                            (Debtors-in-Possession)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                           December 31, 1999 and 1998

NOTE L - STOCK OPTION PLANS - Continued

 4.  Employee Stock Purchase Plan (Purchase Plan)
     --------------------------------------------

  A total of 276,667 shares of common stock are currently reserved for issuance under this program, with 116,667 shares being initially reserved and an additional 100,000 being added as a result votes at the 1998 and 60,000 shares being added at the 1999 Annual Shareholders Meetings. The Purchase Plan enables eligible employees to purchase common stock at the lower of 85% of the fair market value of the Company's common stock on the first or last day of each six-month offering period. The first offering period began on June 19, 1996. The Purchase Plan will terminate in 2006. As of December 31, 1999, 126,726 shares of common stock had been issued under the Purchase Plan.

  The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation cost for the Company's plans been determined based on the fair value at the grant dates for awards under the plans consistent with the method of SFAS No. 123, Accounting for Stock-Based Compensation, the Company's net loss and net loss per share would have been changed to the pro forma amounts indicated below (in thousands):

                                            1999       1998      1997
                                          ---------  --------  --------
  Net loss
  As reported                             $(20,565)  $(7,873)  $(9,640)
  Pro forma                                (21,110)   (8,344)   (9,978)
  Basic net loss per share as reported       (2.65)    (1.03)    (1.28)
  Pro forma                                  (2.72)    (1.09)    (1.32)

  For the purpose of SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes multiple option-pricing model with the following weighted-average assumptions used for grants in 1999, 1998 and 1997.

                                     1999             1998                         1997
                                  ----------     ---------------     --------------------------------
  Dividend yield                  0%             0%                  0%
  Expected volatility             101%           152%-256%           125% prior to the initial public
                                                                     Offering and 85% thereafter
  Risk-free interest rate         4.75-5.88%     5.38-5.67%          5.59-6.50%
  Expected lives of each grant    5 years        3.5 to 7 years      2.5 to 3 years


                        Thermatrix Inc. and Subsidiaries
                            (Debtors-in-Possession)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                           December 31, 1999 and 1998

NOTE M - INCOME TAXES

  The Company follows SFAS No. 109 which prescribes an asset and liability approach to income taxes under which deferred income taxes are provided based upon enacted tax laws and rates applicable to the periods in which the taxes become payable.

  The provision for income taxes differs from the statutory United States Federal income tax rate due to the following:


                                                  1999     1998     1997
                                                 ------   ------   ------
  Benefit at U.S. statutory rate                 (34.0)%  (34.0)%  (34.0)%
  State income taxes, net of Federal benefit      (5.8)    (5.8)    (5.8)
  Increase in valuation allowance                 39.8     39.8     39.8
  Other                                              -        -        -
                                                 -----    -----    -----
                                                     - %      - %      - %
                                                 =====    =====    =====

  The provision for income taxes for the years ended December 31, 1999, 1998, and 1997 relates to state taxes against which no net operating loss can be applied.

  The net deferred income tax asset consisted of the following (in thousands):

                                        1999       1998
                                     ---------  ---------
  Deferred income tax assets:
  Net operating loss carryforwards    $ 18,600   $ 15,645
  Tax credit carryforwards                 150        303
  Cumulative temporary differences         350        493
                                      --------   --------
                                        19,100     16,441
  Valuation allowance                  (19,100)   (16,441)
                                      --------   --------

  Net deferred income tax asset       $      -   $      -
                                      ========   ========

  As of December 31, 1999, the Company had net operating loss carryforwards for Federal and state income tax purposes of approximately $46.0 million and $26.0 million, respectively. The net operating loss carryforwards and tax credit carryforwards expire on various dates through 2019. The Internal Revenue Code contains provisions which may limit the net operating loss and tax credit carryforwards to be used in any given year upon the occurrence of certain events. Certain of the Company's net operating loss and tax credit carryforwards would be limited to possible ownership changes. Cumulative temporary differences consist of reserves and accruals currently deductible due for financial reporting purposes, but not for tax purposes. The Company believes sufficient uncertainty exists regarding the realizability of the operating loss and credit carryforwards and, accordingly, has continued to provide a valuation allowance against the deferred income tax asset.

                        Thermatrix Inc. and Subsidiaries
                            (Debtors-in-Possession)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                           December 31, 1999 and 1998


NOTE N - LOAN AND SECURITY AGREEMENTS

 1.  Wexford Credit Agreement
     ------------------------

  On February 25, 1999 the Company entered into the Second Amended and Restated Credit Agreement among the Company and its subsidiaries, as Borrowers, and Wexford Management, LLC and certain affiliates, as Lenders, with a maturity date of August 24, 1999. As a condition of the Credit Agreement, the Company agreed to confirm its grant to the Lenders of a security interest in all existing and future assets and to cause all its significant subsidiaries to enter into guarantees and grant to the Lenders additional security interests and mortgages in all existing and future assets of the Borrowers and significant subsidiaries. The maturity date was subsequently extended to November 22, 1999, in exchange for a payment of $100,000. As a further condition to the Credit Agreement, the Company issued to Wexford a warrant to acquire 450,000 shares of common stock. The warrants can be exercised at any time on or before February 25, 2004 at an exercise price equal to the lesser of (i) $3.875 per share and (ii) the average closing price of the Company's common stock for the ten trading days immediately following the issuing date. Using the Black Scholes pricing model, the Company calculated the fair value of these warrants to be $782,000 with the following assumptions used: Dividend yield of 0%; expected volatility of 101%; risk free interest rate of 5.88% and expected term of 3 years. This entire value was amortized to interest expense during 1999.

  As described in Note B, Wexford declared the amounts under the Credit Agreement due and payable on December 15, 1999, and appointed an administrative receiver in the United Kingdom for all assets of the Company's United Kingdom subsidiaries. At December 31, 1999, the balance due under the Credit Agreement was $5.7 million plus $100,000 accrued interest, all of which is included under the caption of Liabilities Subject to Compromise.

 2.  Bank Credit Agreement
     ---------------------

  In January 1998, the Company entered into an Amended and Restated Loan and Security Agreement with a bank, which replaced a previous agreement with the same bank. The bank agreement provided for a $4,000,000 accounts receivable line of credit with a $2,000,000 letter of credit sub-limit, with interest at the prime interest rate plus 0.50%. No amounts were outstanding under this agreement as of December 31, 1998. This agreement matured on January 20, 1999 and was not replaced.

                        Thermatrix Inc. and Subsidiaries
                            (Debtors-in-Possession)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                           December 31, 1999 and 1998


NOTE O - SEGMENTS

  During 1998, the Company adopted Statement of Financial Accounting Standards SFAS No. 131. Disclosures About Segments of an Enterprise and Related Information. SFAS 131 requires a new basis of determining reportable business segments, i.e., the management approach. This approach requires that business segment information used by management to assess performance and manage Company resources be the source for information disclosure. On this basis, the Company is organized and operates as one business segment, the development, manufacture and sale of proprietary industrial process equipment for the destruction of volatile organic compounds and hazardous air pollutants. As a result, the adoption of SFAS 131 had no impact on the Company's disclosures or financial statements.

  The Company had operations located in the United States and the United Kingdom until December 1999, at which time the United Kingdom operations were placed under control of an administrative receiver. As a result, the United Kingdom operations are reported as discontinued operations and the Company currently only has operations in the United States.

  The Company's export revenues accounted for 19%, 2% and 35% of total revenues for the years ended December 31, 1999, 1998 and 1997, respectively. In 1999, revenues in Canada and Australia each accounted for 5% of total revenue. In 1998 and 1997, the majority of export revenue was generated in Asia.

                                    PART IV
--------------------------------------------------------------------------------

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K

   (a) The following documents are filed as a part of this Report:

1. Financial Statements. The following Consolidated Financial Statements of Thermatrix Inc. and Report of Independent Public Accountants are filed as a part of this Report:

----------------------------------------------------------------------------------------------------------------
                                                                                                           Page
                                                                                                          ------
   Report of Independent Public Accountants.............................................................      30
   Consolidated Balance Sheets--As of December 31, 1999 and 1998........................................   31-32
   Consolidated Statements of Operations--For the Three Years Ended December 31, 1999...................      33
   Consolidated Statements of Stockholders' Equity (Deficit)--For the Three Years Ended
     December 31, 1999..................................................................................   34-35
   Consolidated Statements of Cash Flows--For the Three Years Ended December 31, 1999...................   36-37
   Notes to Consolidated Financial Statements...........................................................   38-57

2. Financial Statement Schedules. For years ended December 31, 1999, 1998 and 1997:

   Schedule II. Valuation and Qualifying Accounts and Reserves..........................................      65
----------------------------------------------------------------------------------------------------------------

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

  27     Financial Data Schedule (EDGAR filing only)

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

  10.19  Employment Agreement with Ms. Krimsky dated March 9, 1998.

  10.20 Form 8K filed August 31, 1999 regarding the Issuance of $6 million of Series E, Convertible, Redeemable Preferred Shares.

  10.21 Form 8K filed October 7, 1999 regarding a change of the Registrants Certifying Accountants.

  10.22 Form 8K/A filed October 15, 1999 regarding a change of the Registrants Certifying Accountants.

  10.23 Form 8K Filed December 20, 1999 regarding the appointment of an Administrative Receiver for certain of the registrant's UK based assets.

  10.24 Form 8K filed January 13, 2000 Regarding the filing of a voluntary petition for protection under Chapter 11 of the US Bankruptcy Code by the Registrant for itself and four of its wholly-owned subsidiaries and the appointment of Grant Thornton LLP as the Registrants Certifying Accountants.

  10.25 Form 8K filed February 22, 2000 regarding the resignation on December 20, 1999 of two of the Registrants Directors.

  10.26 Form 8K filed may 5, 2000 regarding Operational Reports filed with the Office of the US Trustee for March 2000.

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

      (b)   Reports on Form 8-K

      (Incorporated into exhibit list detailed above)

      Trademark Acknowledgments

      Thermatrix and PADRE(R) are registered trademarks of the Company.

                                                                     Schedule II

                                THERMATRIX INC.

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

                                                                                    Additions
                                                                       Balance      Charged to                       Balance
                                                                     at Beginning   Costs and                        at End
Description                                                           of Period      Expense      Deductions(1)     of Period
-----------                                                         --------------  ----------  ------------------  ---------
Year ended December 31, 1997
  Allowance for doubtful accounts.................................      $265          $220           $ (142)           $343
  Reserve for costs of uncompleted contracts in
    excess of billings............................................        --          $500               --            $500

Year ended December 31, 1998
  Allowance for doubtful accounts.................................      $343          $249           $  492            $100
  Reserve for costs of uncompleted contracts in
    excess of billings............................................      $500          $ --           $( 500)           $ --

Year ended December 31, 1999
  Allowance for doubtful accounts.................................      $100          $694           $ (307)           $487
  Inventory obsolescence allowance................................      $ --          $577           $   --            $577

--------------
(1) Deductions represent accounts receivable and inventory amounts that were considered doubtful and previously reserved for that became uncollectible and were written off in the year.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          THERMATRIX Inc.

Date: May 16, 2000                        By:         /s/ Frank R. Pope
                                              ----------------------------------
                                                          Frank R. Pope
                                                      Chairman of the Board
                                                    and Chief Executive Officer

  KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Frank R. Pope and Daniel S. Tedone, jointly and severally, their attorney-in-fact, each with full power of substitution, for him in any and all capacities, to sign on behalf of the undersigned any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, and each of the undersigned does hereby ratifying and confirming all that each of said attorneys-in-fact, of his substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


May 16, 2000                              By:        /s/ Frank R. Pope
                                              ------------------------------
                                                         Frank R. Pope
                                                         Chairman and
                                                    Chief Executive Officer
                                                (Principal Executive Officer)


May 16, 2000                              By:      /s/ Daniel S. Tedone
                                              ------------------------------
                                                       Daniel S. Tedone
                                                        President and
                                                   Chief Financial Officer
                                                  (Principal Financial and
                                                      Accounting Officer)


May 16, 2000                              By:     /s/ Charles R. Kokesh
                                              ------------------------------
                                                      Charles R. Kokesh
                                                          Director


May 16, 2000                              By:        /s/ John M. Toups
                                              ------------------------------
                                                         John M. Toups
                                                           Director