Form 10-Q
period 2000-03-31
THERMATRIX INC
filed 2000-08-18
CIK 929473

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2000.

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

                            Yes   X        No _____
                                -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

          Class                                    Outstanding at March 31, 2000
          -----                                    -----------------------------
Common stock, $.001 par value                                 7,821,425

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


                               TABLE OF CONTENTS

PART I.                              FINANCIAL INFORMATION                                Page
                                                                                          ----
Item 1.     Financial Statements........................................................  3-5

            Condensed Consolidated Balance Sheets.......................................    3

            Condensed Consolidated Statements of Operations.............................    4

            Condensed Consolidated Statements of Cash Flows.............................    5

            Notes to Condensed Consolidated Financial Statements........................  6-8

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of
            Operations.................................................................. 9-10


PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings...........................................................    11

Item 2.     Changes in Securities.......................................................    11

Item 3.     Defaults Upon Senior Securities.............................................    11

Item 4.     Submission of Matters to a Vote of Security Holders.........................    11

Item 5.     Other Information...........................................................    11

Item 6.     Exhibits and Reports on Form 8-K............................................ 11-12

            SIGNATURE...................................................................    13

                       Thermatrix Inc. and Subsidiaries
                            (Debtors-in-Possession)
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)



                                                            March 31,      December 31,
ASSETS                                                        2000             1999
                                                              ----             ----
                                                          (Unaudited)
CURRENT ASSETS
 Cash and cash equivalents                                  $    663       $    922
 Accounts receivable, net                                      4,744          6,528
 Unbilled receivables                                          1,711              -
 Costs of uncompleted contracts, net                             997              -
 Inventories                                                   1,012          1,198
 Prepaid professional fees                                         -            468
 Other current assets                                          1,688            364
                                                            --------       --------
     Total current assets                                     10,815          9,480

PROPERTY AND EQUIPMENT, net                                    2,392          2,495

OTHER ASSETS
 Patents and other                                               920          1,021
 Assets of discontinued operations held for disposition        2,229          2,229
                                                            --------       --------
     Total other assets                                        3,149          3,250
                                                            --------       --------
TOTAL ASSETS                                                $ 16,356       $ 15,225
                                                            ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable                                           $  2,802       $    597
 Billings on uncompleted contracts in excess
  of costs and revenue recognized                              2,535          2,880
 Income taxes payable                                            304              -
 Accrued liabilities                                           1,952          1,679
                                                            --------       --------
     Total current liabilities                                 7,593          5,156

LIABILITIES SUBJECT TO COMPROMISE                             16,843         16,789

REDEEMABLE PREFERRED STOCK                                     4,080          4,020
                                                            --------       --------
     Total liabilities and redeemable preferred stock         28,516         25,965

STOCKHOLDERS' EQUITY
 Convertible preferred stock, at liquidation preference
  value; $0.001 par value; authorized, 5,000,000 shares;
  outstanding, 6,000 on both March 31, 2000 and
  December 31, 1999                                            4,080          4,020
 Common stock; $0.001 par value authorized,
  25,000,000 shares; outstanding, 7,821,425
  on both March 31, 2000 and December 31, 1999                     8              8
 Additional paid-in capital                                   47,180         47,300
 Accumulated other comprehensive income                            -              -
 Accumulated deficit                                         (63,428)       (62,068)
                                                            --------       --------
     Total stockholders' equity                              (12,160)       (10,740)
                                                            --------       --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $ 16,356       $ 15,225
                                                            ========       ========

           See notes to condensed consolidated financial statements.

                       Thermatrix Inc. and Subsidiaries
                            (Debtors-in-Possession)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)

                      For the three months ended March 31,

                                                                           2000      1999
                                                                         -------   -------
REVENUES                                                                 $ 7,471   $ 5,758
COST OF REVENUES                                                           5,750     4,698
                                                                         -------   -------
  Gross margin                                                             1,721     1,060

OPERATING EXPENSES:
 Research and development                                                     69       209
 Selling, general and administrative                                       1,527     2,306
 Impairment loss                                                               -         -
                                                                         -------   -------
  Total operating expenses                                                 1,596     2,515
                                                                         -------   -------

  Income/(loss) from operations                                              125    (1,455)
OTHER INCOME (EXPENSES):
 Interest expense and other financing costs                                 (244)      (83)
 Other                                                                       172       125
                                                                         -------   -------
 Total interest income (expense)                                             (72)       42
                                                                         -------   -------

  Earnings before reorganization items and provision for income taxes         53    (1,413)

REORGANIZATION ITEMS                                                       1,402         -
                                                                         -------   -------

  Loss before provision for income taxes and discontinued operations      (1,349)   (1,413)

BENEFIT (PROVISION) FOR INCOME TAXES                                         (11)      (16)
                                                                         -------   -------

  Loss from continuing operations                                         (1,360)   (1,429)

DISCONTINUED OPERATIONS
 Loss from operations                                                          -      (527)
 Loss on disposal                                                              -         -
                                                                         -------   -------
                                                                               -      (527)
                                                                         -------   -------
  Net loss                                                                (1,360)   (1,956)

Accretion of redeemable preferred warrants and costs                           -         -
Accretion of Series E Stock liquidation premium
 and dividend requirements                                                  (120)        -
                                                                         -------   -------
  Net loss attributable to common stock                                  $(1,480)  $(1,956)
                                                                         =======   =======

BASIC NET LOSS PER SHARE OF COMMON STOCK
 Continuing operations                                                   $ (0.19)  $ (0.18)
 Discontinued operations                                                   (0.00)    (0.07)
                                                                         -------   -------
                                                                         $ (0.19)  $ (0.25)
                                                                         =======   =======
BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                           7,821     7,713
                                                                         -------   -------

           See notes to condensed consolidated financial statements.

                       Thermatrix Inc. and Subsidiaries
                            (Debtors-in-Possession)
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)
                      For the three months ended March 31,

                                                                              2000        1999
                                                                              ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                                                     $(1,360)    $(1,906)

 Adjustments to reconcile net loss to net cash used in operating activities
  Depreciation and amortization                                                   149         312
  Provision for doubtful accounts                                                   -         579
 Changes in assets and liabilities
  Accounts receivable                                                           1,784      (5,556)
  Costs of uncompleted contracts                                                 (997)     (4,668)
  Unbilled receivables                                                         (1,711)          -
  Inventories                                                                     186           -
  Prepaid expenses and other                                                     (801)     (1,725)
  Goodwill                                                                          -      (9,985)
  Accounts payable                                                              2,205       7,551
  Accrued liabilities and other current liabilities                               631      19,443
  Billings on uncompleted contracts in excess of costs                           (345)       (374)
                                                                              -------     -------
   Net cash used in operating activities                                         (259)      3,671
                                                                              -------     -------

CASH FLOWS FROM INVESTING ACTIVITIES
 Sale of short-term investments                                                     -       1,670
 Purchases of property and equipment                                                -      (5,441)
 Increase in patents and other assets                                               -        (644)
                                                                              -------     -------
   Net cash provided (used) by investing activities                                 -      (4,415)
                                                                              -------     -------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net proceeds from sale of common stock                                            -         282
                                                                              -------     -------
   Net cash provided by financing activities                                        -         282
                                                                              -------     -------

INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS                                   (259)       (462)
                                                                              -------     -------

CUMULATIVE EFFECT OF FOREIGN EXCHANGE RATES ON CASH                                 -        (643)
CASH & CASH EQUIVALENTS BEGINNING OF PERIOD                                       922       1,544
                                                                              -------     -------
CASH & CASH EQUIVALENTS END OF PERIOD                                         $   663     $   439
                                                                              -------     -------

SUPPLEMENTAL CASH FLOW INFORMATION
  Cash paid for interest                                                            -          16
  Cash paid for income taxes                                                        -          40



           See notes to condensed consolidated financial statements.

                       Thermatrix Inc. and Subsidiaries
                            (Debtors-in-possession)
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                March 31, 2000
                                  (Unaudited)


1. BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

The unaudited condensed consolidated financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) which are, in the opinion of management, necessary to state fairly the results for the three months ended March 31, 2000 and 1999. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results for the three months ended March 31, 2000 are not necessarily indicative of the results expected for the full fiscal year.

On December 29, 1999 (the "petition date"), the Company and its operating domestic subsidiaries filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code ("Bankruptcy Code") in the United States Bankruptcy Court, Central District of California ("Bankruptcy Court"). Since the petition date, the Company has been operating as a debtor-in-possession. As a debtor-in-possession, the Company is authorized to operate its business, but may not engage in transactions outside of the normal course of business without approval of the Bankruptcy Court. The Company intends to file a plan, or plans, of reorganization, which must be voted upon by certain classes of interests and approved by the Bankruptcy Court. An Official Committee of Unsecured Creditors was formed which has the right to review and object to business transactions outside the ordinary course and participate in any plan or plans of reorganization.

2. BASIC NET LOSS PER SHARE

Basic net loss per share is computed using the weighted average number of shares of common stock outstanding. No diluted loss per share information has been presented in the accompanying statements of operations since potential common shares from conversion of stock options and warrants are antidilutive.


3. COMPREHENSIVE INCOME

The following table presents comprehensive income under the provisions of SFAS No. 130, "Reporting Comprehensive Income," for the three months ended March 31, 2000 and 1999.

                                                  For the Three Months Ended
                                                           March 31,
                                                            ($000)
                                                  --------------------------
                                                     2000            1999
                                                     ----            ----
Net Loss                                           $(1,360)        $(1,906)
Other Comprehensive Income(Loss), net of tax
 Unrealized Currency Gain (Loss)                   $   ---         $  (624)
Comprehensive Income (Loss)                        $(1,360)        $(2,530)

4. SIGNIFICANT CONTRACT

During the second fiscal quarter of 2000 the U.S. Bankruptcy Court approved the Purchase and Service Agreement between Thermatrix Inc. and The Dow Chemical Company. The Agreement establishes the terms and conditions for designing and supplying multiple Flameless Thermal Oxidizer Systems to various Dow plant sites over the next several years. The first two of these projects, which have a combined contract value of over $20 million for Thermatrix Inc., are already underway.

As part of the Agreement Dow has advanced to the Company, on June 8, 2000, $6 million, which will be treated as a loan to be repaid based upon the progress on one of the two projects underway. As long as the loan remains outstanding Dow has a first-priority lien on the Intellectual Property of Thermatrix Inc. In the event of a default, as defined by the Agreement (which would include, but is not limited to, the Chapter 11 case being converted to a Chapter 7 by Court order, Thermatrix Inc. failing to supply milestone deliverable within 30 days of the due date, etc.), the ownership of the Intellectual Property may become the property of Dow.

5.  DISCONTINUED OPERATIONS

The Company had operations located in the United States and the United Kingdom until December 1999, at which time the United Kingdom operations were placed under control of an administrative receiver and the Company currently only has operations in the United States. Accordingly, 1999 operating results for the United Kingdom subsidiaries have been reclassified and reported as discontinued operations. Summary operating results of the discontinued operations are as follows (in thousands):


                                                  For the Three Months Ended
                                                           March 31,
                                                            ($000)
                                                  --------------------------
                                                    2000            1999
                                                  -------         -------
     Revenue                                      $   ---         $ 5,143

     Costs and expenses                               ---           5,671
                                                  -------         -------

       Loss from discontinued operations          $   ---         $  (528)
                                                  =======         =======

Assets and liabilities of the discontinued operations are included in the consolidated balance sheets as assets and liabilities of discontinued operations and are made up as follows (in thousands):


                                                                   As of
                                                                 March 31,
                                                                   ($000)
                                                            --------------------
                                                              2000         1999
                                                            -------      -------
     Current assets                                          $  ---      $  ---
     Current liabilities                                        ---         ---
                                                             ------      ------
       Net current assets                                       ---         ---

     Property and equipment                                     ---         ---
     Assets of discontinued operations held for disposition   2,229       2,229
                                                             ------      ------
      Total assets                                           $2,229      $2,229
                                                             ======      ======

6. SEGMENTS

The Company had operations located in the United States and the United Kingdom until December 1999, at which time the United Kingdom operations were placed under control of an administrative receiver. As a result, the United Kingdom operations are reported as discontinued operations and the Company currently only has operations in the United States.

The Company's export revenues accounted for 11% and 47% of total revenues for the three months ended March 31, 2000 and 1999, respectively.

7. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information regarding quantitative and qualitative disclosures about market risks is included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 in Item 1-Description of Business, Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operations, and in Note D to the Consolidated Financial Statements. Information regarding quantitative and qualitative disclosures about market risks is also included in Management's Discussion and Analysis of Financial Condition and Results of Operations contained herein.

                       Thermatrix Inc. and Subsidiaries
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

The following discussion contains forward-looking information that involves known and unknown risks and uncertainties which may cause the Company's actual results in future periods to differ materially from those indicated herein as a result of certain factors, including those set forth under "Certain Business Considerations."

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in
Item 1 of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 1999, contained in the Company's Annual Report on Form 10-K.

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

Results of Operations
---------------------

Revenues were $7.5 million and $5.8 million, respectively, for the three months ended March 31, 2000 and 1999. The increase in revenues of 30% was mainly due to an increase in revenue at the Company's Wahlco subsidiaries of $1.3 million. This increase was due to increased bookings and partially due to the 2000 period reflecting an entire quarter of Wahlco revenue versus a partial quarter (from the acquisition date of January 13, 1999 forward) in the 1999 period. Additionally the Company's Thermatrix operation experienced increased revenues of $270,000.

The Company had a gross margin contribution of $1.7 million and $1.1 million, respectively, in the three months ended March 31, 2000 and 1999. The increase in gross margin of 62% was primarily attributable to the Company's increased focus on bottom line results over top line revenue growth. At the Company's Thermatrix operation this focus has been driven through a movement to cost plus fee contracts versus the previous fixed price contracts.

Research and development expenses were $69,000 and $209,000, respectively, in the three months ended March 31, 2000 and 1999. The decrease in research and development expense of 67% was primarily attributable to the Company suspending its research and development efforts while concentrating on restructuring and successfully emerging from Chapter 11.

Selling, general and administrative expenses decreased to $1.5 million for the three months ended March 31, 2000 compared to $2.3 million for the three months ended March 31, 1999. The decrease of 34% was due mainly to reductions in the Company's Thermatrix operation recruitment/relocation expenses of $140,000 due to less recruitment activity occurring, $123,000 in goodwill amortization due to the goodwill having been written off in December 1999, and $106,000 in professional fees along with $104,000 in legal fees both due mainly to the acquisition of Wahlco in the year earlier period. These reductions were partially offset by an increase in accounting fees of $60,000 due to the acquisition of the Wahlco companies. Additionally the Company's Thermatrix operation experienced a reduction in selling expense of approximately $126,000 due to the restructuring of that operations sales department.

Earnings before reorganization items and provision for income taxes for the quarter ended March 31, 2000 were $53,000 which compared favorably to the loss in the March 31, 1999 quarter of $1.4 million. This was mainly due to the previously discussed increased gross margin and reduced operating expenses, which were partially offset by increased interest expense due to interest accruing on the Wexford debt. During the March 31, 2000 quarter the Company experienced $1.4 million in costs related to the Chapter 11 filing. Reorganization items represent costs and losses incurred in connection with the chapter 11 proceedings initiated in December 1999.

Liquidity and Capital Resources
-------------------------------

Total cash and cash equivalents was $663,000 at March 31, 2000, a decrease of 28% from $922,000 at December 31, 1999. Net cash used in operating activities was $259,000 in the three months ended March 31, 2000, compared to the $3.7 million generated during the three months ended March 31, 1999 which was primarily due to the acquisition of Wahlco in January 1999. There can be no guarantee that sufficient funds will be generated to cover the negative cash flow position. Failure to correct the situation will directly impact the ability to secure new orders, the ability to attract and retain quality staff and the ability to meet all existing obligations, all of which will have serious negative consequences for the Company's business, results of operations and financial condition.

Certain Business Considerations
-------------------------------

The Company's business is subject to the following risks and uncertainties, in addition to those described elsewhere.

Outcome of Chapter 11 Process. Plans are currently being developed to restructure the operations and capitalization of the Company. Additionally, management is evaluating other alternatives to fund its cash requirements.
These plans must be voted upon by certain classes of interests and approved by the Bankruptcy Court. There can be no assurances as to the timing, approval and eventual outcome of such plans. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Performance under the Dow Agreement. As part of the Agreement Dow has advanced to the Company, on June 8, 2000, $6 million, which will be treated as a loan to be repaid based upon the progress on one of the two projects underway. As long as the loan remains outstanding Dow has a first-priority lien on the Intellectual Property of Thermatrix Inc. In the event of a default, as defined by the Agreement (which would include, but is not limited to; the Chapter 11 case being converted to a Chapter 7 by Court order, Thermatrix Inc. failing to supply milestone deliverable within 30 days of the due date, etc.), the ownership of the Intellectual Property may become the property of Dow. If the Intellectual Property, which includes the FTO technology, were to become the property of Dow there would be a material adverse effect on the Company's business, results of operations and financial condition.

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

On December 29, 1999 (the "petition date"), the Company and its operating domestic subsidiaries filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code ("Bankruptcy Code") in the United States Bankruptcy Court, Central District of California ("Bankruptcy Court"). Since the petition date, the Company has been operating as a debtor-in-possession. As a debtor-in-possession, the Company is authorized to operate its business, but may not engage in transactions outside of the normal course of business without approval of the Bankruptcy Court. The Company intends to file a plan, or plans, of reorganization, which must be voted upon by certain classes of interests and approved by the Bankruptcy Court. An Official Committee of Unsecured Creditors was formed which has the right to review and object to business transactions outside the ordinary course and participate in any plan or plans of reorganization. There can be no assurances as to the timing, approval and eventual outcome of such plans. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Item 2.  Changes in Securities

Not applicable.

Item 3.  Defaults Upon Senior Securities

Not applicable..

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

     (a)   Exhibits:

     10.1 Purchase and Service Agreement between The Dow Chemical Company and Thermatrix Inc. approved by the bankruptcy court on May 6, 2000.

     10.2 Form 8K filed July 12, 2000 regarding the resignation on February 7, 2000 of John T. Schofield, Chairman, President and Chief Executive Officer of the Registrant, and the resignation on May 1, 2000 of James M. Strock, Director of the Registrant.

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


                               THERMATRIX INC.



Date: August 17, 2000          By: /s/ Daniel S. Tedone
                                  ------------------------------
                                  Daniel S. Tedone
                                  President and
                                  Chief Financial Officer
                                  (Principal Financial and Accounting Officer)