Form 10-Q
period 2000-06-30
THERMATRIX INC
filed 2000-09-19
CIK 929473

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended June 30, 2000.

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

                                Yes   X     No
                                    ------     ------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                  Class                    Outstanding at September 19, 2000
                  -----                    ---------------------------------
       Common stock, $.001 par value                  7,821,425

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

                               TABLE OF CONTENTS



PART I.  FINANCIAL INFORMATION                                            Page
                                                                          ----

Item 1.  Financial Statements............................................  3-5

         Condensed Consolidated Balance Sheets...........................    3

         Condensed Consolidated Statements of Operations.................    4

         Condensed Consolidated Statements of Cash Flows.................    5

         Condensed Consolidated Statement of Stockholders' Equity........    6

         Notes to Condensed Consolidated Financial Statements............ 7-10

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.......................................11-12

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings...............................................   13

Item 2.  Changes in Securities...........................................   13

Item 3.  Defaults Upon Senior Securities.................................   13

Item 4.  Submission of Matters to a Vote of Security Holders.............   13

Item 5.  Other Information...............................................   13

Item 6.  Exhibits and Reports on Form 8-K................................   13

         SIGNATURE.......................................................   14

PART I          FINANCIAL INFORMATION

                        Thermatrix Inc. and Subsidiaries
                            (Debtors-in-Possession)
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                            June 30,   December 31,
ASSETS                                                        2000        1999
                                                             ------       ----
                                                           (Unaudited)
CURRENT ASSETS
 Cash and cash equivalents                                  $  6,492   $    922
 Accounts receivable, net                                      4,387      6,528
 Costs and earnings in excess of billings                      1,985          -
 Inventories                                                   1,329      1,198
 Other current assets                                          1,741        832
                                                            --------   --------
     Total current assets                                     15,934      9,480

PROPERTY AND EQUIPMENT, net                                    2,133      2,495

OTHER ASSETS
 Patents and other                                               787      1,021
 Assets of discontinued operations held for disposition        1,160      2,229
                                                            --------   --------
     Total other assets                                        1,947      3,250
                                                            --------   --------
TOTAL ASSETS                                                $ 20,014   $ 15,225
                                                            ========   ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable                                           $  3,608   $    597
 Advance on Contract                                           5,819          -
 Billings on uncompleted contracts in excess
  of costs and revenue recognized                              1,428      2,880
 Accrued liabilities                                           2,059      1,679
                                                            --------   --------
     Total current liabilities                                12,914      5,156

LIABILITIES SUBJECT TO COMPROMISE                             15,788     16,789

REDEEMABLE PREFERRED STOCK                                     4,140      4,020
                                                            --------   --------
     Total liabilities and redeemable preferred stock         32,842     25,965

STOCKHOLDERS' EQUITY
 Convertible preferred stock, at liquidation preference
  value; $0.001 par value; authorized, 5,000,000 shares;
  outstanding, 6,000 on both June 30, 2000 and
  December 31, 1999                                            4,140      4,020
 Common stock; $0.001 par value authorized,
  25,000,000 shares; outstanding, 7,821,425
  on both June 30, 2000 and December 31, 1999                      8          8
 Additional paid-in capital                                   47,060     47,300
 Accumulated deficit                                         (64,036)   (62,068)
                                                            --------   --------
     Total stockholders' equity                              (12,828)   (10,740)
                                                            --------   --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $ 20,014   $ 15,225
                                                            ========   ========

           See notes to condensed consolidated financial statements.

                       Thermatrix Inc. and Subsidiaries
                            (Debtors-in-Possession)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)

                                                            Three months ended June 30,            Six months ended June 30,
                                                                 2000           1999                 2000              1999
                                                               ------        -------              -------           -------
REVENUES                                                       $7,676        $ 4,266              $15,147           $10,024
COST OF REVENUES                                                5,238          3,256               10,988             7,954
                                                               ------        -------              -------           -------
      Gross margin                                              2,438          1,010                4,159             2,070

OPERATING EXPENSES
  Research and development                                          7            189                   76               398
  Selling, general and administrative                           1,688          1,888                3,215             4,194
  Impairment loss                                                   -              -                    -                 -
                                                               ------        -------              -------           -------
      Total operating expenses                                  1,695          2,077                3,291             4,592
                                                               ------        -------              -------           -------

      Income/(loss) from operations                               743         (1,067)                 868            (2,522)

OTHER INCOME/(EXPENSES)
  Interest expense and other financing costs                     (225)          (445)                (469)             (528)
  Other                                                            32            334                  204               459
                                                               ------        -------              -------           -------
     Total other income/(expense)                                (193)          (111)                (265)              (69)
                                                               ------        -------              -------           -------
     Earnings before reorganization items and
         provision for income taxes                               550         (1,178)                 603            (2,591)

REORGANIZATION ITEMS                                            1,150              -                2,552                 -
                                                               ------        -------              -------           -------
      Loss before provision for income taxes and
          discontinued operations                                (600)        (1,178)              (1,949)           (2,591)

BENEFIT (PROVISION) FOR INCOME TAXES                               (8)           (18)                 (19)              (34)
                                                               ------        -------              -------           -------
      Loss before discontinued operations                        (608)        (1,196)              (1,968)           (2,625)

DISCONTINUED OPERATIONS
  Loss from operations                                              -            (76)                   -              (603)
  Loss on disposal                                                  -              -                    -                 -
                                                               ------        -------              -------           -------
                                                                    -            (76)                   -              (603)
                                                               ------        -------              -------           -------
    Net loss                                                     (608)        (1,272)              (1,968)           (3,228)

  Accretion of redeemable preferred warrants and
       costs                                                        -              -                    -                 -
  Accretion of Series E Stock liquidation premium
       and dividend requirements                                 (120)             -                 (240)                -
                                                               ------        -------              -------           -------
      Net loss attributable to common stock                    $ (728)       $(1,272)             $(2,208)          $(3,228)
                                                               ======        =======              =======           =======

BASIC NET LOSS PER SHARE OF COMMON STOCK
  Continuing operations                                        $(0.09)       $ (0.16)             $ (0.28)          $ (0.34)
  Discontinued operations                                       (0.00)         (0.01)               (0.00)            (0.08)
                                                               ------        -------              -------           -------
                                                               $(0.09)       $ (0.17)             $ (0.28)          $ (0.42)
                                                               ======        =======              =======           =======
BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                7,821          7,737                7,821             7,725

            See notes to condensed consolidated financial statements

                        Thermatrix Inc. and Subsidiaries
                            (Debtors-in-Possession)
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)
                       For the six months ended June 30,

                                                                                        2000       1999
                                                                                       -------   --------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                                                              $(1,968)  $ (3,228)

 Adjustments to reconcile net loss to net cash provided by operating activities
   Depreciation and amortization                                                           251     13,916
   Provision for doubtful accounts                                                           -      1,095
   Interest and costs attributed to warrants                                                 -        200
 Changes in assets and liabilities
   Accounts receivable                                                                   2,141       (437)
   Costs and earnings in excess of billings                                             (1,985)       591
   Inventories                                                                            (131)       626
   Prepaid expenses and other                                                             (909)      (522)
   Accounts payable and accrued expenses                                                 3,782      1,110
   Billings in excess of costs and revenues                                              4,367       (913)
                                                                                       -------   --------
    Net cash provided by operating activities                                            5,548     12,438
                                                                                       -------   --------


CASH FLOWS FROM INVESTING ACTIVITIES
 Proceeds from disposals                                                                 1,414          -
 Sale of short-term investments                                                              -      1,670
 Purchases of property and equipment                                                         -    (12,094)
 Purchase of Wahlco Environmental Systems, Inc., net of cash acquired                        -     (1,740)
 Increase in patents and other assets                                                        -       (283)
                                                                                       -------   --------
    Net cash provided by (used in) investing activities                                  1,414    (12,447)
                                                                                       -------   --------


CASH FLOWS FROM FINANCING ACTIVITIES
 Payment on secured debt from proceeds of disposals                                     (1,332)         -
 Approved payments for prepetition debt                                                    (60)         -
 Net proceeds from issuance of preferred stock                                               -      5,592
 Net proceeds from issuance of common stock                                                  -        389
                                                                                       -------   --------
     Net cash provided by (used in) financing activities                                (1,392)     5,981
                                                                                       -------   --------

INCREASE  IN CASH & CASH EQUIVALENTS                                                     5,570      5,972
                                                                                       -------   --------

CUMULATIVE EFFECT OF FOREIGN EXCHANGE RATES ON CASH                                          -       (736)
CASH & CASH EQUIVALENTS BEGINNING OF PERIOD                                                922      1,544
                                                                                       -------   --------
CASH & CASH EQUIVALENTS END OF PERIOD                                                  $ 6,492   $  6,780
                                                                                       =======   ========

SUPPLEMENTAL CASH FLOW INFORMATION
 Cash paid for interest                                                                   434         213
 Cash paid for income taxes                                                                 -          40

           See notes to condensed consolidated financial statements.

                        Thermatrix Inc. and Subsidiaries
                            (Debtors-in-Possession)
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (In thousands)
                                  (Unaudited)
                     For the six months ended June 30, 2000

                                              Common Stock                  Convertible Preferred Stock
                                           ----------------  ------------------------------------------------------
                                                                                      Additional        Accumulated
                                            Shares   Amount    Shares     Amount   Paid-in Capital        Deficit       Total
                                           --------  ------  -----------  -------  ---------------      -----------   --------
Balance, December 31, 1999                    7,821      $8            6   $4,020          $47,300        $(62,068)   $(10,740)

Accrued preferred stock dividends                 -       -            -      120             (240)              -        (120)

Net loss for the period                           -       -            -        -                -          (1,968)     (1,968)
                                              -----    ----         ----   ------          -------        --------    --------

Balance, June 30, 2000                        7,821      $8            6   $4,140          $47,060        $(64,036)   $(12,828)
                                              =====    ====         ====   ======          =======        ========    ========

           See notes to condensed consolidated financial statements.

                        Thermatrix Inc. and Subsidiaries
                            (Debtors-in-possession)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 2000
                                  (Unaudited)


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

The unaudited condensed consolidated financial statements included herein reflect all adjustments which are, in the opinion of management, necessary to state fairly the results for the periods presented. All such adjustments are of a normal recurring nature. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results for the six months ended June 30, 2000 are not necessarily indicative of the results expected for the full fiscal year.

On December 29, 1999 (the "petition date"), the Company and its operating domestic subsidiaries filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code ("Bankruptcy Code") in the United States Bankruptcy Court, Central District of California ("Bankruptcy Court"). Since the petition date, the Company and its operating subsidiaries have been operating as debtors-in-possession. As a debtor-in-possession, each entity is authorized to operate its business, but may not engage in transactions outside of the normal course of business without approval of the Bankruptcy Court. Each entity intends to file a plan, or plans, of reorganization, which must be voted upon by certain classes of interests and approved by the Bankruptcy Court. An Official Committee of Unsecured Creditors was formed which has the right to review and object to business transactions outside the ordinary course and participate in any plan or plans of reorganization.

The Company is considering various alternatives for the reorganization of the Company, including disposition of certain consolidated subsidiaries. Segregation and disposition of all or a portion of assets of a subsidiary could affect the rights of various classes of creditors. The accompanying condensed consolidated financial statements do not include the effects, if any, which might result from disposition of all or a portion of assets belonging to a consolidated subsidiary.


2. LIQUIDITY AND CONTINUING OPERATIONS

The accompanying consolidated financial statements of the Company have been prepared on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, as a result of the Chapter 11 filing and circumstances relating to this event, including the Company's recurring losses, such realization of assets and liquidation of liabilities is subject to significant uncertainty. Further, the Company's ability to continue as a going concern is dependent upon the confirmation of a plan of reorganization by the Bankruptcy Court, achievement of profitable operations and the ability to generate sufficient cash from operations and financing sources to meet the restructured obligations. Except as otherwise disclosed, the consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Through a reorganization under Chapter 11, management intends to implement a program to restructure the operations and capitalization of the Company in order to strengthen the Company's financial position and operating performance.


3. BASIC NET LOSS PER SHARE

Basic net loss per share is computed using the weighted average number of shares of common stock outstanding. No diluted loss per share information has been presented in the accompanying statements of operations since potential common shares from conversion of stock options and warrants are antidilutive.


4. INVENTORIES

Inventories are valued at the lower of cost of market, cost being determined using the first-in, first-out method, and consist of the following (in thousands):

                                June 30,         December 31,
                                  2000               1999
                                --------         ------------

         Raw materials           $  781             $  584
         Work in process            468                538
         Finished goods              80                 76
                                 ------             ------
                                 $1,329             $1,198
                                 ======             ======



5. COMPREHENSIVE INCOME

The following table presents comprehensive income under the provisions of SFAS No. 130, "Reporting Comprehensive Income," for the three months and six months ended June 30, 2000 and 1999 (in thousands):

                                                 For the Three Months Ended
                                                            June 30,
                                                 --------------------------
                                                    2000            1999
                                                    ----            ----

Net Loss                                          $  (608)        $(1,272)
Other Comprehensive Income(Loss), net of tax
Unrealized Currency Gain (Loss)                         -             (93)
                                                  -------         -------
Comprehensive Income (Loss)                       $  (608)        $(1,365)
                                                  =======         =======

                                                 For the Six Months Ended
                                                            June 30,
                                                 ------------------------
                                                    2000            1999
                                                    ----            ----

Net Loss                                          $(1,968)        $(3,228)
Other Comprehensive Income(Loss), net of tax
Unrealized Currency Gain (Loss)                         -            (717)
                                                  -------         -------
Comprehensive Income (Loss)                       $(1,968)        $(3,945)
                                                  =======         =======

6. SIGNIFICANT CONTRACT

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

As part of the Agreement Dow has advanced to the Company, on June 8, 2000, $6 million, which will be repaid based upon the progress on one of the two projects underway. As long as the advance remains outstanding Dow has a first-priority lien on the Intellectual Property of Thermatrix Inc. In the event of a default, as defined by the Agreement (which would include, but is not limited to, the Chapter 11 case being converted to a Chapter 7 by Court order, Thermatrix Inc. failing to supply milestone deliverable within 30 days of the due date, etc.), the ownership of the Intellectual Property may become the property of Dow.


7.  DISCONTINUED OPERATIONS

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



                                      For the Three Months Ended
                                               June 30,
                                      ---------------------------
                                          2000          1999
                                          ----          ----

Revenue                                  $ ---         $5,698

Costs and expenses                         ---          5,774
                                         -----         ------

 Loss from discontinued operations       $ ---         $  (76)
                                         =====         ======





                                      For the Six Months Ended
                                               June 30,
                                      -------------------------
                                          2000           1999
                                          ----           ----

Revenue                                  $  ---         $10,841
                                         ------         -------

Costs and expenses                          ---          11,444
                                         ------         -------

 Loss from discontinued operations       $  ---         $  (603)
                                         ======         =======

The administrative receiver is proceeding with disposition of United Kingdom assets and operations. During the quarter ended June 30, 2000, proceeds from those dispositions totaling $1,332,000 were paid to the secured creditor. The estimated net realizable value for the discontinued operations is included in the balance sheet as follows (in thousands):


                                              June 30,          December 31,
                                                2000                1999
                                              --------          ------------

  Assets of discontinued operations held
    for disposition                            $1,160               $2,229
                                               ======               ======



8. SEGMENTS

The Company had operations located in the United States and the United Kingdom until December 1999, at which time the United Kingdom operations were placed under control of an administrative receiver. As a result, the United Kingdom operations are reported as discontinued operations and the Company currently only has operations in the United States.

The Company's export revenues accounted for 17% and 52% of total revenues for the six months ended June 30, 2000 and 1999, respectively, and were 23% and 59% for the three months ended June 30, 2000 and 1999, respectively.


9. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Results of Operations
---------------------
Revenues were $7.7 million and $15.1 million, respectively, for the three and six months ended June 30, 2000 up from $4.3 million and $10.0 million, respectively, for the three and six months ended June 30, 1999. The increase in revenues was due to increases in revenues at the Company's Wahlco operation of $4.1 million for the six months ended June 30, 2000, and Thermatrix operation of $1.1 million for the six months ended June 30, 2000. These increases were due to increased bookings and partially due to the 2000 period reflecting an entire three and six months of Wahlco revenue versus a partial period (from the acquisition date of January 13, 1999 forward) in the 1999 period.

The Company had a gross margin contribution of $2.4 million and $4.2 million, respectively, for the three months and six months ended June 30, 2000 compared to a gross margin contribution of $1.0 million and $2.1 million in the comparable periods in 1999. These increases in gross margin were primarily attributable to the Company's increased focus on bottom line results over top line revenue growth. At the Company's Thermatrix operation this focus has been driven through a movement to cost plus fee contracts versus the previous fixed price contracts.

Research and development expenses were $7,000 and $76,000, respectively, for the three months and six months ended June 30, 2000 compared to $189,000 and $398,000 for the comparable periods in 1999. The decrease in research and development expense was primarily attributable to the Company reducing its research and development efforts while concentrating on restructuring and successfully emerging from Chapter 11.

Selling, general and administrative expenses decreased to $1.7 million and $3.2 million for the three months and six months ended June 30, 2000, respectively, from $1.9 million and $4.2 million in the comparable periods in 1999. The majority of the $200,000 decrease for the three months ended June 30, 2000 was due to a reduction in goodwill amortization as the goodwill was written off in December, 1999. The decrease for the six month period was due mainly to reductions in the Company's Thermatrix operation recruitment/relocation expenses of $100,000 due to less recruitment activity occurring, $246,000 in the previously mentioned goodwill write-off, and $86,000 in professional fees along with

$149,000 in legal fees both due mainly to the acquisition of Wahlco in 1999. These reductions were partially offset by an increase in accounting fees of $145,000 due to the acquisition of the Wahlco companies. Additionally the Company's Thermatrix operation experienced a reduction in selling expense of approximately $340,000 due to the restructuring of that operation's sales department.

Earnings before reorganization items and provision for income taxes were $550,000 and $603,000 respectively, for the three months and six months ended June 30, 2000 which compared favorably to the losses of $1.2 million and $2.6 million for the comparable periods in 1999. This was mainly due to the previously discussed increased gross margin and reduced operating expenses. During the June 30, 2000 quarter the Company experienced $1.2 million in costs related to the Chapter 11 filing, which increased the six months ended June 30, 2000 reorganization cost to $2.6 million. Reorganization items represent costs and losses incurred in conjunction with the Chapter 11 proceedings initiated in December 1999.

Liquidity and Capital Resources
-------------------------------
Total cash and cash equivalents was $6.5 million at June 30, 2000, an increase of $5.6 million from $922,000 at December 31, 1999. Net cash generated in operating activities was $5.5 million in the six months ended June 30, 2000, due primarily to the receipt of the previously mentioned $6.0 million from Dow, compared to the $12.4 million generated during the six months ended June 30, 1999 which was primarily due to the acquisition of Wahlco in January 1999.
There can be no guarantee that sufficient funds will be generated to cover the negative cash flow position which would have existed without the $6.0 million received from Dow. Failure to correct the situation will directly impact the ability to secure new orders, the ability to attract and retain quality staff and the ability to meet all existing obligations, all of which will have serious negative consequences for the Company's business, results of operations and financial condition.

Certain Business Considerations
-------------------------------
The Company's business is subject to the following risks and uncertainties, in addition to those described elsewhere.

Outcome of Chapter 11 Process. Each entity intends to file a plan, or plans, of reorganization, which must be voted upon by certain classes of interests and approved by the Bankruptcy Court. The Company is considering various alternatives for the reorganization of the Company, including disposition of certain consolidated subsidiaries. Segregation and disposition of all or a portion of assets of a subsidiary could affect the rights of various classes of creditors. Additionally, management is evaluating other alternatives to fund its cash requirements. These plans must be voted upon by certain classes of interests and approved by the Bankruptcy Court. There can be no assurances as to the timing, approval and eventual outcome of such plans. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Performance under the Dow Agreement. As part of the Agreement Dow has advanced to the Company, on June 8, 2000, $6 million, which will be treated as an advance on the contract to be repaid based upon the progress on one of the two projects underway. As long as the advance remains outstanding Dow has a first-priority lien on the Intellectual Property of Thermatrix Inc. In the event of a default, as defined by the Agreement (which would include, but is not limited to, the Chapter 11 case being converted to a Chapter 7 by Court order, Thermatrix Inc. failing to supply milestone deliverable within 30 days of the due date, etc.), the ownership of the Intellectual Property may become the property of Dow. If the Intellectual Property, which includes the FTO technology, were to become the property of Dow there would be a material adverse effect on the Company's business, results of operations and financial condition.

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

On December 29, 1999 (the "petition date"), the Company and its operating domestic subsidiaries filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code ("Bankruptcy Code") in the United States Bankruptcy Court, Central District of California ("Bankruptcy Court"). Since the petition date, the Company and its operating subsidiaries have been operating as debtors-in-possession. As a debtor-in-possession, each entity is authorized to operate its business, but may not engage in transactions outside of the normal course of business without approval of the Bankruptcy Court. Each entity intends to file a plan, or plans, of reorganization, which must be voted upon by certain classes of interests and approved by the Bankruptcy Court. An Official Committee of Unsecured Creditors was formed which has the right to review and object to business transactions outside the ordinary course and participate in any plan or plans of reorganization. There can be no assurances as to the timing, approval and eventual outcome of such plans. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Item 2.  Changes in Securities

Not applicable.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

Not applicable.


      Trademark Acknowledgments

      Thermatrix and PADRE(R) are registered trademarks of the Company.

                                   SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 THERMATRIX INC.



Date: September 19, 2000         By: /s/ James E Fritz
                                    --------------------
                                    James E Fritz
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)