Form 10-Q
period 2000-09-30
THERMATRIX INC
filed 2000-11-14
CIK 929473

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the quarterly period ended September 30, 2000.

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

                          Yes      X         No
                               ---------         _________


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

         Class                           Outstanding at November 14, 2000
----------------------------             --------------------------------
Common stock, $.001par value                        7,821,425

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


                               TABLE OF CONTENTS



PART I.                                FINANCIAL INFORMATION                               Page
                                                                                          -----

Item 1.     Financial Statements.......................................................    3-6

            Condensed Consolidated Balance Sheets......................................      3

            Condensed Consolidated Statements of Operations............................      4

            Condensed Consolidated Statements of Cash Flows............................      5

            Condensed Consolidated Statement of Stockholders' Equity...................      6

            Notes to Condensed Consolidated Financial Statements.......................   7-10

Item 2.     Management's Discussion and Analysis of Financial Condition and Results
            of Operations..............................................................  11-12

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings..........................................................     13

Item 2.     Changes in Securities......................................................     13

Item 3.     Defaults Upon Senior Securities............................................     13

Item 4.     Submission of Matters to a Vote of Security Holders........................     13

Item 5.     Other Information..........................................................     13

Item 6.     Exhibits and Reports on Form 8-K...........................................     13

            SIGNATURE..................................................................     14


                        Thermatrix Inc. and Subsidiaries
                            (Debtors-in-Possession)
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                                               (unaudited)
                                                                              September 30,         December 31,
ASSETS                                                                            2000                   1999
                                                                              -------------         ------------
CURRENT ASSETS
  Cash and cash equivalents                                                     $  6,609               $    922
  Accounts receivable, net                                                         5,007                  6,528
  Costs and earnings in excess of billings                                           699                      -
  Inventories                                                                        941                  1,198
  Other current assets                                                             2,035                    832
                                                                                --------               --------
              Total current assets                                                15,291                  9,480

PROPERTY AND EQUIPMENT, net                                                        2,100                  2,495

OTHER ASSETS
  Patents and other                                                                  752                  1,021
  Assets of discontinued operations held for disposition                           1,160                  2,229
                                                                                --------               --------
             Total other assets                                                    1,912                  3,250

TOTAL ASSETS                                                                    $ 19,303               $ 15,225
                                                                                ========               ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                                              $  4,398               $    597
  Advance on Contract                                                              5,111                      -
  Billings on uncompleted contracts in excess
     of costs and revenue recognized                                               1,172                  2,880
  Accrued liabilities                                                              1,401                  1,679
                                                                                --------               --------
            Total current liabilities                                             12,082                  5,156

LIABILITIES SUBJECT TO COMPROMISE                                                 16,076                 16,789

REDEEMABLE PREFERRED STOCK                                                         4,200                  4,020
                                                                                --------               --------
            Total liabilities and redeemable preferred stock                      32,358                 25,965

STOCKHOLDERS' EQUITY
  Convertible preferred stock, at liquidation preference value;
     $0.001 par value; authorized,  5,000,000 shares; outstanding, 6,000           4,200                  4,020
     on both September 30, 2000 and December 31, 1999
  Common stock; $0.001 par value authorized, 25,000,000 shares;
     outstanding, 7,821,425 on both September. 30, 2000
     and December 31, 1999                                                             8                      8
  Additional paid-in capital                                                      46,940                 47,300
  Accumulated other comprehensive income                                               -                      -
  Accumulated deficit                                                            (64,203)               (62,068)
                                                                                --------               --------
           Total stockholders' equity                                            (13,055)               (10,740)
                                                                                --------               --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $ 19,303               $ 15,225
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

                              Thermatrix Inc. and
                                  Subsidiaries
                            (Debtors-in-Possession)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)

                                                            Three months ended Sept. 30,           Nine months ended Sept. 30,
                                                                2000           1999                 2000              1999
                                                               ------        -------              -------           -------
REVENUES                                                       $7,495        $ 5,491              $22,642           $15,515
COST OF REVENUES                                                5,810          4,924               16,798            12,878
                                                               ------        -------              -------           -------
      Gross margin                                              1,685            567                5,844             2,637

OPERATING EXPENSES
  Research and development                                          1            353                   77               751
  Selling, general and administrative                           1,553          1,688                4,768             5,882
  Impairment loss                                                   -              -                    -                 -
                                                               ------        -------              -------           -------
      Total operating expenses                                  1,554          2,041                4,845             6,633
                                                               ------        -------              -------           -------

      Income/(loss) from operations                               131         (1,474)                 999            (3,996)

OTHER INCOME/(EXPENSES)
  Interest expense and other financing costs                      (97)          (557)                (566)           (1,085)
  Other                                                            47            260                  251               719
                                                               ------        -------              -------           -------
     Total other income/(expense)                                 (50)          (297)                (315)             (366)
                                                               ------        -------              -------           -------
     Earnings before reorganization items and
         provision for income taxes                                81         (1,771)                 684            (4,362)

REORGANIZATION ITEMS                                              241              -                2,793                 -
                                                               ------        -------              -------           -------
      Loss before provision for income taxes and
          discontinued operations                                (160)        (1,771)              (2,109)           (4,362)

BENEFIT (PROVISION) FOR INCOME TAXES                               (7)           (17)                 (26)              (51)
                                                               ------        -------              -------           -------
      Loss before discontinued operations                        (167)        (1,788)              (2,135)           (4,413)

DISCONTINUED OPERATIONS
  Income/(Loss) from operations                                     -          1,138                    -               535
  Loss on disposal                                                  -              -                    -                 -
                                                               ------        -------              -------           -------
                                                                    -          1,138                    -               535
                                                               ------        -------              -------           -------
    Net loss                                                     (167)          (650)              (2,135)           (3,878)

  Accretion of redeemable preferred warrants and
       costs                                                        -           (463)                   -              (463)
  Accretion of Series E Stock liquidation
   premium and dividend requirements                             (120)           (60)                (360)              (60)
                                                               ------        -------              -------           -------

      Net loss attributable to common stock                    $ (287)       $(1,173)             $(2,495)          $(4,401)
                                                               ======        =======              =======           =======

BASIC NET LOSS PER SHARE OF COMMON STOCK
  Continuing operations                                        $(0.04)        $(0.30)              $(0.32)           $(0.64)
  Discontinued operations                                       (0.00)          0.15                (0.00)             0.07
                                                               ------        -------              -------           -------
                                                               $(0.04)        $(0.15)              $(0.32)           $(0.57)
                                                               ======        =======              =======           =======
BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
                                                                7,821          7,786                7,821             7,748

            See notes to condensed consolidated financial statements

                        Thermatrix Inc. and Subsidiaries
                            (Debtors-in-Possession)
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)
                    For the nine months ended September 30,

                                                                                            2000               1999
                                                                                          -------             -------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                                  $(2,135)            $(3,878)
Adjustments to reconcile net loss to net cash provided by operating activities
  Depreciation and amortization                                                               364               1,770
  Provision for doubtful accounts                                                               -                 245
  Interest and costs attributed to warrants                                                     -                 350
Changes in assets and liabilities
  Accounts receivable                                                                       1,521                 658
  Costs and earnings in excess of billings                                                   (699)                552
  Inventories                                                                                 257                 965
  Prepaid expenses and other                                                               (1,203)               (330)
  Accounts payable and accrued expenses                                                     4,188              (4,801)
  Billings in excess of costs and revenues                                                  3,403              (1,631)
                                                                                          -------             -------
    Net cash provided by operating activities                                               5,696              (6,100)
                                                                                          -------             -------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from disposals                                                                   1,374                   -
  Sale of short-term investments                                                                -               1,670
  Purchases of property and equipment                                                         (27)               (121)
  Purchase of Wahlco Environmental Systems, Inc., net of cash acquired                         36                (310)
  Increase in patents and other assets                                                          -              (1,740)
                                                                                          -------             -------
    Net cash provided by (used in) investing activities                                     1,383                (501)
                                                                                          -------             -------

CASH FLOWS FROM FINANCING ACTIVITIES
  Payment on secured debt from proceeds of disposals                                       (1,332)                  -
  Approved payments for prepetition debt                                                      (60)                  -
  Net proceeds from issuance of preferred stock                                                 -               5,592
  Net proceeds from issuance of common stock                                                    -                 413
                                                                                          -------             -------
    Net cash provided by (used in) financing activities                                    (1,392)              6,005
                                                                                          -------             -------

INCREASE  IN CASH & CASH EQUIVALENTS                                                        5,687                (596)
                                                                                          -------             -------

CUMULATIVE EFFECT OF FOREIGN EXCHANGE RATES ON CASH                                             -                 127
CASH & CASH EQUIVALENTS BEGINNING OF PERIOD                                                   922               1,544
                                                                                          -------             -------
CASH & CASH EQUIVALENTS END OF PERIOD                                                     $ 6,609             $ 1,075
                                                                                          =======             =======

SUPPLEMENTAL CASH FLOW INFORMATION
  Cash paid for interest                                                                      434                 535
  Cash paid for income taxes                                                                    -                  40



           See notes to condensed consolidated financial statements.

                        Thermatrix Inc. and Subsidiaries
                            (Debtors-in-Possession)
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (In thousands)
                                  (Unaudited)
                  For the nine months ended September 30, 2000

                                              Common Stock            Convertible Preferred Stock
                                              ------------            ---------------------------
                                          Shares     Amount    Shares     Amount      Additional     Accumulated     Total
                                          ------     ------    ------     ------      ----------     -----------     -----
                                                                                       Paid-in         Deficit
                                                                                       -------         -------
                                                                                       Capital
                                                                                       -------

Balance, December 31, 1999               7,821           $8         6      $4,020      $47,300       $(62,068)      $(10,740)

Accrued preferred stock dividends            -           -          -         180         (360)             -           (180)

Net loss for the period                      -           -          -           -            -         (2,135)        (2,135)
                                         -----      ------     ------      ------      -------       --------       --------

Balance, September 30, 2000              7,821          $8          6      $4,200      $46,940       $(64,203)      $(13,055)
                                         =====      ======     ======      ======      =======       ========       ========



           See notes to condensed consolidated financial statements.

                        Thermatrix Inc. and Subsidiaries
                            (Debtors-in-possession)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000
                                  (Unaudited)

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

The unaudited condensed consolidated financial statements included herein reflect all adjustments which are, in the opinion of management, necessary to state fairly the results for the periods presented. All such adjustments are of a normal recurring nature. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results for the nine months ended September 30, 2000 are not necessarily indicative of the results expected for the full fiscal year.

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

The Company is considering various alternatives for the reorganization of the Company, including disposition of certain consolidated subsidiaries. Segregation and disposition of all or a portion of assets of a subsidiary could affect the rights of various classes of creditors. Any such plan for disposition is subject to the approval process described in the previous paragraph. The accompanying condensed consolidated financial statements do not include the effects, if any, which might result from disposition of all or a portion of assets belonging to a consolidated subsidiary.


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


4. INVENTORIES

Inventories are valued at the lower of cost or market, cost being determined using the first-in, first-out method, and consist of the following (in thousands):

                             September 30,  December 31,
                                 2000          1999
                                -----         -----

     Raw materials              $ 597        $  584
     Work in process              279           538
     Finished goods                65            76
                                -----        ------
                                $ 941        $1,198
                                =====        ======



5. COMPREHENSIVE INCOME

The following table presents comprehensive income under the provisions of SFAS No. 130, "Reporting Comprehensive Income," for the three months and nine months ended September 30, 2000 and 1999 (in thousands):

                                                   For the Three Months Ended
                                                         September 30,
                                                   --------------------------
                                                     2000            1999
                                                     ----            ----

Net Loss                                            $(167)          $(650)
Other Comprehensive Income(Loss), net of tax
Unrealized Currency Gain (Loss)                         -             863
                                                    ------          ------
Comprehensive Income (Loss)                         $(167)          $ 213
                                                    ======          ======


                                                 For the Nine Months Ended
                                                      September 30,
                                                 -------------------------
                                                      2000      1999
                                                    -------   -------

Net Loss                                            $(2,135)  $(3,878)
Other Comprehensive Income, net of tax
Unrealized Currency Gain                            $     -   $   146
                                                   --------   -------
Comprehensive (Loss)                                $(2,135)  $(3,732)
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



                                      For the Three Months Ended
                                            September 30,
                                      --------------------------
                                           2000            1999
                                          ------          ------

Revenue                                   $   --          $5,523

Costs and expenses                            --           4,385
                                          ------          ------

 Income from discontinued operations      $   --          $1,138
                                          ======          ======




                                        For the Nine Months Ended
                                               September 30,
                                        --------------------------
                                         2000               1999
                                        ------             -------
Revenue                                 $   --             $16,364

Costs and expenses                          --              15,829
                                        ------             -------

  Income from discontinued operations   $   --             $   535
                                        ======             =======

The administrative receiver is proceeding with disposition of United Kingdom assets and operations. During the quarter ended June 30, 2000, proceeds from those dispositions totaling $1,184,000 were paid to the secured creditor. The estimated net realizable value for the discontinued operations is included in the balance sheet as follows (in thousands):


                                            September 30,   December 31,
                                                 2000           1999
                                               -------        -------

  Assets of discontinued operations
    held for disposition                        $1,160        $2,229
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

The Company's export revenues accounted for 17% and 25% of total revenues for the nine months ended September 30, 2000 and 1999, respectively.


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

Results of Operations
---------------------
Revenues were $7.5 million and $22.6 million, respectively, for the three and nine months ended September 30, 2000 up from $5.5 million and $15.5 million, respectively, for the three and nine months ended September 30, 1999. The increase in revenues was due to increases in revenues at the Company's Wahlco operation of $4.3 million for the nine months ended September 30, 2000, and Thermatrix operation of $3.2 million for the same period. These increases were due to increased bookings and partially due to the 2000 period reflecting an entire three and nine months of Wahlco revenue versus a partial period (from the acquisition date of January 13, 1999 forward) in the 1999 period.

The Company had a gross margin contribution of $1.7 million and $5.8 million, respectively, for the three months and nine months ended September 30, 2000 compared to a gross margin contribution of $0.6 million and $2.6 million in the comparable periods in 1999. These increases in gross margin were primarily attributable to the Company's increased focus on bottom line results over top line revenue growth. At the Company's Thermatrix operation this focus has been driven through a movement to cost plus fee contracts versus the previous fixed price contracts.

Research and development expenses were $1,000 and $77,000, respectively, for the three months and nine months ended September 30, 2000 compared to $353,000 and $751,000 for the comparable periods in 1999. The decrease in research and development expense was primarily attributable to the Company reducing its research and development efforts while concentrating on restructuring and successfully emerging from Chapter 11.

Selling, general and administrative expenses decreased to $1.6 million and $4.8 million for the three months and nine months ended September 30, 2000, respectively, from $1.7 million and $5.9 million in the comparable periods in 1999. The majority of the approximately $100,000 decrease for the three months ended September 30, 2000 was caused by reduced selling expenses at the Company's Thermatrix operation due to a restructuring of it's sales department. The decrease for the nine month period was due mainly to reductions in the Company's Thermatrix operation recruitment/relocation expenses of $139,000 due to less recruitment activity occurring, $219,000 in reduced goodwill amortization as the Company's goodwill was written off in December, 1999, and $157,000 in professional fees along with $239,000 in legal fees both due mainly to the acquisition of Wahlco in 1999. These reductions were partially offset by an increase in accounting fees of $118,000 due to the acquisition of the Wahlco companies. Additionally the Company's Thermatrix operation experienced a reduction in selling expense of approximately $472,000 due to the previously mentioned restructuring of that operation's sales department.

Earnings before reorganization items and provision for income taxes were $81,000 and $684,000 respectively, for the three months and nine months ended September 30, 2000 which compared favorably to the losses of $1.8 million and $4.4 million for the comparable periods in 1999. This was mainly due to the previously discussed increased gross margin and reduced operating expenses. During the September, 2000 quarter the Company experienced $241,000 in costs related to the Chapter 11 filing, which increased the nine months ended September 30, 2000 reorganization cost to $2.8 million. Reorganization items represent costs and losses incurred in conjunction with the Chapter 11 proceedings initiated in December 1999.

Liquidity and Capital Resources
-------------------------------
Total cash and cash equivalents was $6.6 million at September 30, 2000, an increase of $5.7 million from $922,000 at December 31, 1999. Net cash generated in operating activities was $5.7 million in the nine months ended September 30, 2000, due primarily to the receipt of the previously mentioned $6.0 million from Dow, compared to the $6.1 million generated during the nine months ended September 30, 1999 which was primarily due to the acquisition of Wahlco in January 1999. There can be no guarantee that sufficient funds will be generated to cover the negative cash flow position which would have existed without the $6.0 million received from Dow. Failure to correct the situation will directly impact the ability to secure new orders, the ability to attract and retain quality staff and the ability to meet all existing obligations, all of which will have serious negative consequences for the Company's business, results of operations and financial condition.

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



                                  THERMATRIX INC.



Date: November 14, 2000           By: /s/ James E Fritz
                                     --------------------
                                     James E Fritz
                                     Chief Financial Officer
                                     (Principal Financial and Accounting
                                     Officer)